Form 10-Q
period 1993-12-31
UNITED MERCHANTS & MANUFACTURERS INC /NEW/
filed 1994-02-14
CIK 101357

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993


                         Commission File # 1-3185


                   UNITED MERCHANTS AND MANUFACTURERS, INC.
          (Exact name of registrant as specified in its charter)


             Delaware                                     13-1426280
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


     1650 Palisade Avenue, Teaneck, N.J.                    07666
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (201) 837-1700


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [X] No [ ]


           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.     Yes [X]  No [ ]

As of February 10, 1994, there were 17,845,000 shares of Common Stock, Par Value $1 per share, outstanding.

                 UNITED MERCHANTS AND MANUFACTURERS, INC.
                             AND SUBSIDIARIES



                                 FORM 10-Q




                               - I N D E X -




                                                                    Page
                                                                   Number
Part I   Financial Information

 Consolidated Statement of Operations..............................     3

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations..............................     4

 Consolidated Balance Sheet........................................     6

 Consolidated Statement of Cash Flows..............................     7

 Notes to Consolidated Financial Statements........................     8

Part II  Other Information

 Items.............................................................    14

 Signatures........................................................    14

  PART I - FINANCIAL INFORMATION

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (000 omitted)
                                   -----------------------------------------
                                    Three Months Ended     Six Months Ended
                                       December 31           December 31
                                   -------------------   -------------------
                                      1993      1992        1993      1992
                                   --------- ---------   --------- ---------
  Net sales........................  $43,877   $49,651     $90,110  $104,760

  Cost of sales....................   34,711    38,713      68,437    79,015
  Selling, general and
   administrative expenses.........   11,855    15,021      23,748    29,541
  Loss on termination of certain
   operations (Note B).............              1,133                 1,133
                                   --------- ---------   --------- ---------
                    Operating Loss   ($2,689)  ($5,216)    ($2,075)  ($4,929)

  Interest expense.................   (3,151)   (3,065)     (6,268)   (6,137)
  Other income ....................      864       235       1,239       278
  Minority interest in net losses
   of subsidiary...................      419       172         386       250
  Provision for income taxes.......      (25)      (25)        (50)      (52)
                                   --------- ---------   --------- ---------
            Loss before Change in
              Accounting Principle   ($4,582)  ($7,899)    ($6,768) ($10,590)

  Cumulative effect of change in
   accounting principle for post-
   retirement benefits other than
   pensions - no income tax effect
   (Note C)........................                        (15,303)
                                   --------- ---------   --------- ---------
                          Net Loss   ($4,582)  ($7,899)   ($22,071) ($10,590)

  Dividends applicable to preferred
   stock (Note E)..................    1,125     1,125       2,250     2,250
                                   --------- ---------   --------- ---------
              Net Loss Applicable
                  to Common Shares   ($5,707)  ($9,024)   ($24,321) ($12,840)
                                   ========= =========   ========= =========

  Average common shares outstanding   17,845    17,845      17,845    17,845

  Loss per common share:
   Before change in accounting
    principle......................   ($0.32)   ($0.51)     ($0.51)   ($0.72)
    Change in accounting principle.                          (0.86)
                                   --------- ---------   --------- ---------
         Net Loss per Common Share    ($0.32)   ($0.51)     ($1.37)   ($0.72)
                                   ========= =========   ========= =========
  -------------------
  The accompanying notes are an integral part of these financial statements.

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Consolidated net sales of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") decreased by $5,774,000 and $14,650,000 in the quarter and six months ended December 31, 1993, respectively, as compared to last year's second fiscal quarter and first six months. These decreases were primarily attributable to the sale or termination of certain of the Company's operations during or subsequent to the end of last year's second fiscal quarter. On a comparable basis, excluding the sales of operations sold or terminated from the current and prior years' sales, net sales for the quarter ended December 31, 1993 increased by $866,000 as compared to the same quarter last year and net sales for this year's six-month period decreased by $632,000 over the same period last year. On a comparable basis, the Company's apparel textiles segment reported increased sales in the current year's second quarter as compared to the same quarter last year primarily as the result of increased unit sales by the segment's yarn operation which more than offset decreased selling prices. Increased sales of that operation for the first six months of fiscal 1994, however, were more than offset by decreased sales of the segment's greige fabrics operation during the first quarter of the current fiscal year as compared to the same period last year, primarily reflecting decreased demand for certain of its basic products, later shipment dates for certain products as compared to last year and the discontinuance of some products. Net sales of the greige fabrics operation during this year's second quarter were approximately the same as in last year's quarter. On a comparable basis, the Company's home furnishings segment reported increased sales for the current year's quarter and six months as compared to the same periods last year, primarily reflecting certain new programs as well as sales to new customers. The apparel segment, consisting of the Company's retail outlet store operation, experienced decreased sales in the current year's quarter and six months as compared to last year's comparable periods, as the result of continued depressed consumer spending. Net sales of the Company's accessories segment also decreased for the three and six months ended December 31, 1993 as compared to the same periods last year as reduced sales of the segment's designer merchandise and adjustments related to new sales programs with certain customers more than offset increased sales of the segment's private label and factory direct business.

     For the quarter and six months ended December 31, 1993, the Company reported operating losses of $2,689,000 and $2,075,000, respectively, as compared to operating losses of $5,216,000 and $4,929,000, respectively, for the same periods last year. Operating results for last year's quarter and six-month period include a loss of $1,133,000 from the termination of certain operations. The apparel textiles segment's greige fabrics operation reported increased operating profits for the current year's periods, despite decreased sales during this year's first quarter, primarily as the result of higher margins and improved manufacturing performance. This improvement was offset to some extent by reduced operating income of the segment's yarn operation during the current year's periods which was negatively impacted by one-time charges associated with customer claims resulting from quality problems with fiber and chemicals purchased from suppliers. The operation is currently negotiating with these suppliers in an attempt to recoup these losses. The apparel segment reported operating losses in the current year's quarter and six-month period as compared to operating profits in the same periods last year, primarily as the result of the decrease in sales referred to above and increased expenses associated with the opening of new stores. The accessories segment also reported decreased operating results in the current year periods, primarily as the result of the decrease in volume referred to above, decreased gross profit margins resulting from decreased sales of designer merchandise which carries a higher gross margin than private label merchandise and increased product development costs to support future markets. Results for the current year's quarter and six-month period were also positively impacted by the disposition of the home furnishings segment's cut and sew operation and the apparel segment's swimwear operation during last year's second quarter.

     Interest expense increased slightly in the current year's quarter and six months over the same periods last year as the result of slightly increased average borrowings under the Company's revolving loan agreements with its factor.

     The net results for the six months ended December 31, 1993 include an non-recurring, non-cash charge of $15,303,000 representing the cumulative effect of a change in accounting principle for postretirement benefits other than pensions. See Note C of Notes to Consolidated Financial Statements for further discussion of this change.


LIQUIDITY AND CAPITAL RESOURCES

     During recent years and for the six months ended December 31, 1993, the Company has incurred significant losses from operations and as of December 31, 1993 has a stockholders' equity deficit. As of June 30, 1993, the Company's independent auditors' report stated that recurring losses from operations, the stockholders' equity deficit and the significant debt owed by the Company to its factor raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

     During the first six months of fiscal 1994, the Company depended primarily on internally generated funds to finance its operations and to reduce its borrowings. The amounts which the Company borrows from its factor fluctuate based on the Company's cash availability or requirements. On November 18, 1993, the Company reached certain agreements with its factor. Under the agreements, the Company agreed to reduce its indebtedness to the factor to certain targeted amounts over periods of time ending on March 31, 1994 and June 30, 1994, respectively. The factor has agreed that if the Company meets those targets and satisfies certain other requirements, it will accept in full satisfaction of the balance of the Company's indebtedness to it a long-term subordinated note as detailed in the agreement. At December 31, 1993, the Company's indebtedness to its factor aggregated approximately $106,500,000. Although the Company will endeavor to meet the requirements set out in the agreements, it can provide no assurance it will be able to do so.

     In August 1993, the Company granted an option to an unrelated company to purchase substantially all of the assets and business, as a going concern, of the Buffalo Mill operation of its apparel textiles segment. The option was not exercised and expired in December 1993. In November 1993, the Company signed a letter of intent to sell substantially all of the assets (excluding accounts receivable) and business, as a going concern, of the Uniblend operation of its apparel textiles segment to a group of investors which includes members of key management of Uniblend. The value of this transaction, if consummated, is estimated to be approximately $23,000,000 in cash to the Company, including the collection of accounts receivable retained by the Company and the assumption by the purchaser of certain liabilities of the operation. There can be no assurance that the transaction will be consummated. See Note J of Notes to Consolidated Financial Statements for additional information with regard to the option and letter of intent discussed above.

     The Company has not declared or paid any cash dividends on its 10% Cumulative Preferred Stock in order to retain its available cash for use in its operations.

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEET
                                                            (000 omitted)
                                                         -------------------
                                                           Dec 31   June 30
                                                            1993      1993
                          ASSETS                         --------- ---------
  Current Assets:
   Cash..................................................     $995    $1,057
   Receivables, net of allowances of $1,667,000 at
    December 31, 1993 and $2,707,000 at June 30, 1993....   16,051    26,186
   Inventories (Note H)..................................   32,735    34,714
   Prepaid expenses and other current assets.............    2,335     2,272
                                                         --------- ---------
                                    Total Current Assets   $52,116   $64,229

  Property, Plant and Equipment..........................  $71,475   $70,492
   Less accumulated depreciation and amortization........   48,332    46,156
                                                         --------- ---------
                                                           $23,143   $24,336

  Goodwill...............................................   21,743    22,103
  Other Assets and Deferred Charges (Note H).............   17,428    17,310
                                                         --------- ---------
                                                          $114,430  $127,978
                                                         ========= =========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
   Current maturities of long-term debt (Note G).........   $1,028      $959
   Loans payable to factor (Note F)......................  106,526   110,904
   Trade payables........................................    5,910     6,542
   Accrued expenses and sundry liabilities (Note H)......   10,685    10,479
                                                         --------- ---------
                               Total Current Liabilities  $124,149  $128,884

  Long-Term Debt, net of current maturities (Note G).....   21,545    21,702
  Other Long-Term Liabilities (Note H)...................   18,584     4,783
  Minority Interest......................................    1,923     2,309

  Stockholders' Equity (Deficit):
   Preferred stock, par value $1 per share; 10,000,000
    shares authorized; 450,000 shares outstanding........     $450      $450
   Common stock, par value $1 per share: 40,000,000
    shares authorized; 17,845,000 shares outstanding
    (excluding 22,800 shares held in treasury)...........   17,845    17,845
   Capital in excess of par value........................   64,674    64,674
   Retained earnings (deficit)........................... (129,793) (107,722)
   Unrealized pension liability adjustment...............     (947)     (947)
   Notes receivable arising from stock purchase agreement   (4,000)   (4,000)
                                                         --------- ---------
                    Total Stockholders' Equity (Deficit)  ($51,771) ($29,700)
                                                         --------- ---------
                                                          $114,430  $127,978
                                                         ========= =========
  -------------------
  The accompanying notes are an integral part of these financial statements.

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (000 omitted)
                                                         -------------------
                                                           Six Months Ended
                                                             December 31
                                                         -------------------
                                                            1993      1992
                                                         --------- ---------
  Cash Flows from Operating Activities:
   Net loss.............................................. ($22,071) ($10,590)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
     Change in accounting principle for post-retirement
      benefits other than pensions.......................   15,303
     Depreciation and amortization.......................    2,974     3,230
     Minority interest...................................     (386)      169
     Amortization of bond discount.......................      380       328
     Loss on termination of certain operations...........              2,262
      Less cash on termination of certain operations.....             (1,310)
   Decrease (increase) in assets:
    Receivables..........................................   10,135     2,330
    Inventories..........................................    1,979     2,389
    Prepaid expenses and other current items.............      (63)   (1,076)
    Other assets.........................................     (118)    1,458
   Increase (decrease) in liabilities:
    Trade payables ......................................     (632)   (3,120)
    Accrued expenses and sundry liabilities..............      206    (1,007)
    Other long-term liabilities..........................   (1,502)   (1,370)
                                                         --------------------
    Net Cash Provided by (Used for) Operating Activities    $6,205   ($6,307)

  Cash Flows from Investing Activities:
   Additions to property, plant and equipment............  ($1,453)  ($1,149)
   Dispositions of property, plant and equipment.........       32       242
   Sales of divisions:
    Proceeds from sale of divisions......................             13,874
    Non-cash proceeds - receivables......................             (8,759)
                                                         --------------------
    Net Cash Provided by (Used for) Investing Activities   ($1,421)   $4,208

  Cash Flows from Financing Activities:
   Increase (decrease) in loans payable to factor........  ($4,378)   $2,713
   Decrease in long-term debt............................     (468)     (717)
   Proceeds from sale of stock by subsidiary.............                 38
                                                         --------------------
    Net Cash Provided by (Used for) Financing Activities   ($4,846)   $2,034
                                                         --------------------
                                        Decrease in Cash      ($62)     ($65)
  Cash at beginning of period............................    1,057     2,478
                                                         --------------------
                                   Cash at end of period      $995    $2,413
  -------------------                                    ====================
  Supplemental disclosures of cash flow information:
   Interest..............................................   $5,940    $5,850
   Income Taxes..........................................        0        (5)

  The accompanying notes are an integral part of these financial statements.
                                       8







         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation - The accompanying consolidated financial statements of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the three and six months ended December 31, 1993 and 1992 are unaudited and are subject to year-end audit and adjustments. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

Liquidity - During each of the three years ended June 30, 1993 and for the current six months, the Company has incurred significant losses from operations and as of December 31, 1993 has a stockholders' equity deficit. As of June 30, 1993, the Company's independent auditors' report stated that the recurring losses from operations, stockholders' equity deficit and the significant debt owed by the Company to its factor (see Note F - Loans Payable to Factor - regarding the agreements reached on November 18, 1993 by the Company with its factor) raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - DISPOSITIONS AND TERMINATIONS OF CERTAIN OPERATIONS

During the quarter ended December 31, 1992, the Company sold certain assets of and discontinued a converting operation of its Home Furnishings segment. The discontinuance resulted in a loss, after adjustment of $1.5 million during the six months ended June 30, 1993, of $3.8 million. This loss was partially offset by sale of assets of a business previously discontinued for $1.1 million more than the Company's carrying value of these assets. Also during the quarter ended December 31, 1992, the Company consummated the sale of the swimwear and the children's slip and sleepwear operations of its Apparel segment. The Company recognized no gain or loss on the sale of these two operations.

Net sales and operating losses include net sales of the above mentioned operations sold or closed prior to disposition of $6.7 million for the three months and $13.3 million for the six months ended December 31, 1992 and operating losses of $3.4 million for the three months and $5.5 million for the six months ended December 31, 1992.

NOTE C - CHANGE IN ACCOUNTING PRINCIPLE FOR POSTRETIREMENT BENEFITS OTHER
          THAN PENSIONS

In addition to pension plans, the Company provides certain health care and life insurance benefits for some retired employees. Only employees of its Apparel Textiles and its Home Furnishings Segments who joined the Company prior to January 1, 1988 are eligible for these postretirement benefits. Salaried employees of these segments become eligible for the health care and life insurance benefits as they retire from active employment; hourly employees of these segments become eligible for life insurance benefits as they retire. The health care benefits are provided under an unfunded Company-sponsored plan which contains cost sharing features such as deductibles and coinsurance. Employees who retire prior to age 65 but are otherwise eligible for health care benefits may elect coverage under the plan by paying "premiums" which approximate the Company's average cost for these health care benefits. The retiree life insurance plan is noncontributory; the Company pays premiums on an annual basis for the coverage. The Company may amend or change these plans periodically.

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The statement requires accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee rather than the pay-as-you-go (cash) basis which the company used prior to adoption. The company elected to immediately recognize the accumulated postretirement benefit obligation (the "APBO") equal to the discounted present value of expected future benefit payments attributed to employees service rendered prior to July 1, 1993. This resulted in a one-time, non-cash charge against earnings of $15.3 million. The discount rate used in determining the APBO was 7.5%. The adoption of the new accounting principle will not effect the Company's cash outlay for retiree benefits. The Company will continue to evaluate ways in which it can better manage these benefits and control the costs.

The details of the APBO at July 1, 1993 were as follows:
                                                             (000 omitted)
                                                                 July 1
                                                                  1993
                                                                --------
Retirees......................................................  $ 13,941
Fully eligible active plan participants.......................       411
Other active plan participants................................       951
                                                                --------
                                                    Total APBO  $ 15,303
                                                                ========

The net periodic postretirement benefit cost for the first half of fiscal
1994 is as follows:                                          (000 omitted)
                                                               Six Months
                                                              Ended Dec 31
                                                                  1993
                                                                --------
Service cost..................................................  $     28
Interest cost on APBO.........................................       524
                                                                --------
                      Net periodic postretirement benefit cost  $    552
                                                                ========

Postretirement benefit cost on a pay-as-you-go basis totaled $ 591,000 for the six months ended December 31, 1992 and has not been restated.

The health care cost trend rates used in developing the above amounts assume such costs increase by an average of 9% in each of the 1994 and 1995 fiscal years, then by 8.6% a year to the year 2000 and then by 7.3% a year to the year 2010. A one percent increase in the health care cost trend rates assumed would have increased the APBO at July 1, 1993 and the net periodic postretirement benefit cost by 8%.

NOTE D - INCOME TAXES

The provisions for income taxes for the three and six months ended December 31, 1993 and 1992 varied from the expected relationship to loss before income taxes since the operating losses did not result in income tax benefits. The provisions consist of amounts for state and local income taxes.

NOTE E - DIVIDENDS APPLICABLE TO PREFERRED STOCK

The Company has not declared nor paid any cash dividends on its 10% Cumulative Preferred Stock in order to retain its available cash for use in its operations. For financial statement purposes, cumulative preferred dividends are deducted from the results of operations in determining earnings applicable to common shares whether or not such dividends are declared or paid.

NOTE F - LOANS PAYABLE TO FACTOR

The amounts borrowed from the factor fluctuate based on the Company's cash availability or requirements. The loans are secured by substantially all of the Company's assets.

At December 31, 1993, $60.0 million of the loans bear interest at 8 1/2% a year and the balance of the loans bear interest at 2% over a bank's reference rate. The loans are due on demand; however, effective July 1, 1992, as a condition to continuing the financing arrangements, the factor required the Company to enter into an agreement under which a mandatory payment of $20 million was due on or before December 31, 1992, an additional $20 million was due on or before March 31, 1993 and an additional $20 million was due on or before September 30, 1993. The Company was unable to make the payments required. Notwithstanding the non-payments, the factor continued to make advances to the Company in order for the Company to meet its ordinary and necessary business expenses and subsequently waived the defaults.

On November 18, 1993, the Company reached certain agreements with its factor. Under the agreements, the Company agreed to reduce its indebtedness to the factor to certain targeted amounts over periods of time ending on March 31, 1994 and June 30, 1994, respectively. The factor has agreed that if the Company meets those targets and satisfies certain other requirements, it will accept in full satisfaction of the balance of the Company's indebtedness to it a long-term subordinated note as detailed in the agreement. At December 31, 1993, the Company's indebtedness to its factor aggregated approximately $106.5 million. Although the Company will endeavor to meet the requirements set out in the agreements, it can provide no assurance it will be able to do so. For further information, see the agreement filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1993.

NOTE G - LONG-TERM DEBT

Long-term debt consists of the following:                (000 omitted)
                                                      ------------------
                                                       Dec 31   June 30
                                                        1993      1993
                                                      --------  --------
  3 1/2% Senior Subordinated Secured Debentures
   due 2009 (net of unamortized discount of
   $48,237,000 and $48,617,000 at December 31,
   1993 and June 30, 1993, respectively)............  $ 20,905  $ 20,525
  Capitalized leases................................     1,668     2,136
                                                      --------  --------
                                Total Long-Term Debt  $ 22,573  $ 22,661
  Less current maturities...........................     1,028       959
                                                      --------  --------
                                                      $ 21,545  $ 21,702
                                                      ========  ========

NOTE H - SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplemental information regarding certain balance sheet captions is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                       Dec 31    June 30
                                                        1993      1993
                                                      --------  --------
Inventories:
 Raw materials......................................  $  9,761  $  9,030
 Work in process....................................     6,059     5,795
 Finished goods.....................................    16,915    19,889
                                                      --------  --------
                                                      $ 32,735  $ 34,714
                                                      ========  ========

                                                        (000 omitted)
                                                      ------------------
                                                       Dec 31    June 30
                                                        1993      1993
                                                      --------  --------
Other assets and deferred charges:
 Long-term assets held for sale...................... $  5,485  $  5,938
 Note receivable from sale of divisions..............    5,050     5,050
 Deferred pension cost...............................    3,529     3,374
 Interest receivable - sale of stock.................    1,654     1,606
 Deposits............................................      505       505
 Other...............................................    1,205       837
                                                      --------  --------
                                                      $ 17,428  $ 17,310
                                                      ========  ========

Accrued expenses and sundry liabilities:
 Accrued compensation expenses....................... $  2,025  $  2,019
 Accrued insurance...................................      234     1,345
 Accrued workers compensation........................    1,542     2,173
 Accrued taxes other than payroll....................    1,444     1,375
 Accrued interest....................................    1,210
 Accrued shutdown costs..............................      691       674
 Accrued pension liability...........................    1,097       822
 Postretirement benefits other than pension..........    1,108
 Other...............................................    1,334     2,071
                                                      --------  --------
                                                      $ 10,685  $ 10,479
                                                      ========  ========

Other long-term liabilities:
 Postretirement benefits other than pension.......... $ 14,195
 Deferred pension liability..........................    3,783     3,888
 Deferred shutdown costs.............................      372       562
 Other...............................................      234       333
                                                      --------  --------
                                                      $ 18,584  $  4,783
                                                      ========  ========

NOTE I - LEGAL PROCEEDINGS

On November 2, 1990, the Company and two of its subsidiaries ("Debtors") filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On May 9, 1991, the Debtors filed a Reorganization Plan (the "Plan") and related Disclosure Statement with the U. S. Bankruptcy Court in Delaware (the "Bankruptcy Court"). The Plan became effective August 26, 1991 (the "Effective Date").

In an ongoing proceeding in its bankruptcy case, the Company asserts that the contingent "withdrawal liability" under the Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") constitutes a claim of the ILGWU National Retirement Fund (the "Fund") against the Company's Chapter 11 estate which is subject to discharge pursuant to the confirmation order and will be payable from a disputed claims reserve established under the Company's Plan. The Fund does not consider itself to have a claim subject to discharge and asserts that any "withdrawal" (as defined in the Act) from the Fund subsequent to the Plan's Effective Date would trigger a withdrawal liability of the reorganized Company. The Fund also asserted that the Company's proposed (as of the Effective Date) sale in 1992 of certain of its divisions would trigger a withdrawal liability. The Company disagrees. The Company consummated the sale of the divisions during December 1992 (see Note B above). In a letter dated February 5, 1993, the Fund informed the Company that it believes that the sale of the divisions triggered a withdrawal liability of $22.5 million. The Company disagrees.

While representatives of the Company and the Fund conducted settlement discussions in the summer and early fall of 1992 and in April 1993, no such discussions are currently ongoing. On September 29, 1992, the Bankruptcy Court advised the parties that it will proceed to a decision on the issue of whether the Fund's claim is subject to discharge pursuant to the confirmation order. That court also has indicated that, pending this determination, further proceedings on the Fund's claim and the Company's objection thereto will be held in abeyance. As of February 11, 1994, the issue of dischargeability of the Fund's claim is still pending before the Bankruptcy Court.

The Company is a defendant in various lawsuits. It is not expected that these suits will result in judgements which in the aggregate would have a material adverse effect on the Company's financial position.

NOTE J - OTHER MATTERS

As noted in the Company's Report on Form 10-K for the year ended June 30, 1993, on August 25, 1993, the Company granted, to an unrelated company, an option to purchase substantially all of the assets (other than accounts receivable) and business, as a going concern, of its Buffalo Mill division. The option was not exercised and expired in December 1993.

In November 1993, the Company signed a letter of intent to sell substantially all of the assets (other than accounts receivable) and business, as a going concern, of the Uniblend operation of its apparel textiles segment to a group of investors which includes members of key management of Uniblend. The value of this transaction, if consummated, is estimated to be approximately $23 million in cash to the Company, including the collection of the accounts receivable retained by the Company and the assumption by the purchaser of certain liabilities of the operation. The Uniblend operations had net sales of approximately
$55 million for the year ended June 30, 1993, and $27 million for the six months ended December 31, 1993. At December 31, 1993, the Uniblend operation had assets of approximately $18 million. There can be no assurance that this transaction will be consummated.

                 UNITED MERCHANTS AND MANUFACTURERS, INC.
                             AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 2.  Changes in Securities

         Information required under this item is contained in Part I, Notes F and G of Notes to Consolidated Financial Statements, which are incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K:

             None





                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNITED MERCHANTS AND MANUFACTURERS, INC.
                                              (Registrant)



Date:   February 11, 1994         By     /s/  Norman R. Forson
                                              Norman R. Forson
                                          Senior Vice President and
                                            Corporate Comptroller