Form 10-Q
period 1994-03-31
UNITED MERCHANTS & MANUFACTURERS INC /NEW/
filed 1994-05-13
CIK 101357

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994


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

As of May 10, 1994, there were 17,845,000 shares of Common Stock, Par Value $1 per share, outstanding.

                 UNITED MERCHANTS AND MANUFACTURERS, INC.
                             AND SUBSIDIARIES



                                 FORM 10-Q




                               - I N D E X -




                                                                    Page
                                                                   Number
Part I   Financial Information

 Consolidated Statement of Operations..............................   3

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations..............................   4

 Consolidated Balance Sheet........................................   7

 Consolidated Statement of Cash Flows..............................   8

 Notes to Consolidated Financial Statements........................   9

Part II  Other Information

 Items.............................................................  16

 Signatures........................................................  16

  PART I - FINANCIAL INFORMATION

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (000 omitted)
                                   -----------------------------------------
                                    Three Months Ended    Nine Months Ended
                                         March 31              March 31
                                   -------------------   -------------------
                                      1994      1993        1994      1993
                                   --------- ---------   --------- ---------
  Net sales........................  $37,979   $41,153    $128,089  $145,913

  Cost of sales....................   30,058    33,735      98,495   112,750
  Selling, general and
   administrative expenses.........   11,120    12,386      34,868    41,944
  Loss on termination of certain
   operations (Note B).............                463                 1,596
                                   --------- ---------   --------- ---------
                    Operating Loss   ($3,199)  ($5,431)    ($5,274) ($10,377)

  Interest expense.................   (3,084)   (2,946)     (9,352)   (9,083)
  Gain on sale of division.........    5,103                 5,103
  Other income ....................       86         4       1,325       299
  Minority interest in net losses
   of subsidiary...................       19       366         405       616
  Provision for income taxes.......      (25)      (25)        (75)      (77)
                                   --------- ---------   --------- ---------
            Loss before Change in
              Accounting Principle   ($1,100)  ($8,032)    ($7,868) ($18,622)

  Cumulative effect of change in
   accounting principle for post-
   retirement benefits other than
   pensions - no income tax effect
   (Note C)........................                        (15,303)
                                   --------- ---------   --------- ---------
                          Net Loss   ($1,100)  ($8,032)   ($23,171) ($18,622)

  Dividends applicable to preferred
   stock (Note E)..................    1,125     1,125       3,375     3,375
                                   --------- ---------   --------- ---------
              Net Loss Applicable
                  to Common Shares   ($2,225)  ($9,157)   ($26,546) ($21,997)
                                   ========= =========   ========= =========

  Average common shares outstanding   17,845    17,845      17,845    17,845

  Loss per common share:
   Before change in accounting
    principle......................   ($0.12)   ($0.51)     ($0.63)   ($1.23)
    Change in accounting principle.                          (0.86)
                                   --------- ---------   --------- ---------
         Net Loss per Common Share    ($0.12)   ($0.51)     ($1.49)   ($1.23)
                                   ========= =========   ========= =========
  -------------------
  The accompanying notes are an integral part of these financial statements.

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Consolidated net sales of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") decreased by $3,174,000 and $17,824,000 in the quarter and nine months ended March 31, 1994, respectively, as compared to last year's third fiscal quarter and first nine months. These decreases were primarily attributable to the sale or termination of certain of the Company's operations during or subsequent to the end of last year's third fiscal quarter. On a comparable basis, excluding the sales of operations sold or terminated from the current and prior years' sales, net sales for the quarter ended March 31, 1994 decreased by $626,000 as compared to the same quarter last year and net sales for this year's nine-month period decreased by $2,456,000 over the same period last year. On a comparable basis, the Company's apparel textiles segment reported decreased sales in the current year's third quarter and nine months as compared to the same periods last year reflecting decreased unit sales for all product lines, offset to some extent, by higher average selling prices. On a comparable basis, net sales of the Company's home furnishings segment were approximately the same in the current year's quarter as in last year's quarter and increased in this year's nine-month period as compared to the same period last year, primarily reflecting certain new programs as well as sales to new customers. The apparel segment, consisting of the Company's retail outlet store operation, experienced decreased sales in the current year's quarter and nine months as compared to last year's comparable periods, as the result of continued depressed consumer spending. Net sales of the Company's accessories segment increased for the three and nine months ended March 31, 1994 as compared to the same periods last year reflecting increased consumer interest in the segment's branded merchandise as well as continued increased sales of private label merchandise.

     For the quarter and nine months ended March 31, 1994, the Company reported operating losses of $3,199,000 and $5,274,000, respectively, as compared to operating losses of $5,431,000 and $10,377,000, respectively, for the same periods last year. Operating results for last year's quarter and nine-month period include losses of $463,000 and $1,596,000, respectively, from the termination of certain operations. The apparel textiles segment's greige fabrics operation reported an operating loss in the current year's quarter which was approximately the same as in the same quarter last year despite decreased sales, reflecting improved margins and manufacturing performance. Despite the loss for the current year's quarter, that operation reported an operating profit for the current nine-month period as compared to an operating loss in last year's comparable period, primarily as the result of higher margins and improved manufacturing performance. Despite a decrease in net sales in the current year's quarter as compared to last year's quarter, the Company's apparel segment reported decreased operating losses this year, primarily reflecting improved profit margins. For the current year's nine months, that segment reported increased operating losses as compared to the same period last year as the benefit of improved margins in this year's third quarter was more than offset by the impact of the decreased sales in this year's nine-month period discussed above. The accessories segment reported improved operating results in the current year periods, primarily as the result of the increase in volume referred to above, improved gross profit margins resulting from increased sales of designer merchandise in the current quarter, which carries a higher gross margin than private label merchandise, and management's efforts to control selling, general and administrative expenses. Results for the current year's nine months were also positively impacted by the disposition of the home furnishings segment's cut and sew operation and the apparel segment's swimwear operation during last year's second quarter.

     Interest expense increased slightly in the current year's quarter and nine months over the same periods last year as the result of slightly increased average borrowings under the Company's revolving loan agreements with its factor.

     The net results for the current year's quarter and nine months includes a gain of $5,103,000 on the sale by the Company of the Uniblend yarn division of its apparel textiles segment.

     The net results for the nine months ended March 31, 1994 include an non-recurring, non-cash charge of $15,303,000 representing the cumulative effect of a change in accounting principle for postretirement benefits other than pensions. See Note C of Notes to Consolidated Financial Statements for further discussion of this change.


LIQUIDITY AND CAPITAL RESOURCES

     During recent years and for the nine months ended March 31, 1994, the Company has incurred significant losses from operations and as of March 31, 1994 has a stockholders' equity deficit. As of June 30, 1994, the Company's independent auditors' report stated that recurring losses from operations, the stockholders' equity deficit and the significant debt owed by the Company to its factor raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

     During the first nine months of fiscal 1994, the Company depended primarily on borrowings to finance its operations. In March 1994, it reduced its borrowings from its factor with the proceeds from the sale of a division. The amounts which the Company borrows from its factor fluctuate based on the Company's cash availability or requirements. On November 18, 1993, the Company reached certain agreements with its factor. Under the agreements, the Company agreed to reduce its indebtedness to the factor to certain targeted amounts over periods of time ending on March 31, 1994 (which targets were met) and June 30, 1994, respectively. The factor has agreed that if the Company meets those targets and satisfies certain other requirements, it will accept in full satisfaction of the balance of the Company's indebtedness to it a long-term subordinated note as detailed in the agreement. At March 31, 1994, the Company's indebtedness to its factor aggregated approximately $102,000,000. Although the Company will endeavor to meet the requirements set out in the agreements, it can provide no assurance it will be able to do so.

     On May 9, 1994, the Company sold substantially all of the assets, other than accounts receivable, and business, as a going concern, of its Clarkesville Mill division. The proceeds from the transaction were, and the collection of accounts receivable will be, used to reduce the Company's indebtedness to its factor. See Note J of Notes to Financial Statements for further information regarding this sale.

     The Company has not declared or paid any cash dividends on its 10% Cumulative Preferred Stock in order to retain its available cash for use in its operations.

     See Note I of Notes to Consolidated Financial Statements for the current status of the Company's litigation with the ILGWU National Retirement Fund.

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEET
                                                            (000 omitted)
                                                         -------------------
                                                          March 31  June 30
                                                            1994      1993
                          ASSETS                         --------- ---------
  Current Assets:
   Cash..................................................     $794    $1,057
   Receivables, net of allowances of $2,348,000 at
    March 31, 1994 and $2,707,000 at June 30, 1993.......   21,109    26,186
   Inventories (Note H)..................................   29,773    34,714
   Prepaid expenses and other current assets.............    2,163     2,272
                                                         --------- ---------
                                    Total Current Assets   $53,839   $64,229

  Property, Plant and Equipment..........................  $49,202   $70,492
   Less accumulated depreciation and amortization........   34,226    46,156
                                                         --------- ---------
                                                           $14,976   $24,336

  Goodwill...............................................   21,563    22,103
  Other Assets and Deferred Charges (Note H).............   16,607    17,310
                                                         --------- ---------
                                                          $106,985  $127,978
                                                         ========= =========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
   Loans payable to factor (Note F)...................... $101,725  $110,904
   Current maturities of long-term debt (Note G).........                959
   Trade payables........................................    6,346     6,542
   Accrued expenses and sundry liabilities (Note H)......   10,380    10,479
                                                         --------- ---------
                               Total Current Liabilities  $118,451  $128,884

  Long-Term Debt, net of current maturities (Note G).....   21,110    21,702
  Other Long-Term Liabilities (Note H)...................   18,391     4,783
  Minority Interest......................................    1,904     2,309

  Stockholders' Equity (Deficit):
   Preferred stock, par value $1 per share; 10,000,000
    shares authorized; 450,000 shares outstanding........     $450      $450
   Common stock, par value $1 per share: 40,000,000
    shares authorized; 17,845,000 shares outstanding
    (excluding 22,800 shares held in treasury)...........   17,845    17,845
   Capital in excess of par value........................   64,674    64,674
   Retained earnings (deficit)........................... (130,893) (107,722)
   Unrealized pension liability adjustment...............     (947)     (947)
   Notes receivable arising from stock purchase agreement   (4,000)   (4,000)
                                                         --------- ---------
                    Total Stockholders' Equity (Deficit)  ($52,871) ($29,700)
                                                         --------- ---------
                                                          $106,985  $127,978
                                                         ========= =========
  -------------------
  The accompanying notes are an integral part of these financial statements.

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CASH FLOWS                      (000 omitted)
                                                         -------------------
                                                          Nine Months Ended
                                                               March 31
                                                         -------------------
                                                            1994      1993
                                                         --------- ---------
  Cash Flows from Operating Activities:
   Net loss.............................................. ($23,171) ($18,622)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
     Change in accounting principle for post-retirement
      benefits other than pensions.......................   15,303
     Depreciation and amortization.......................    4,304     4,808
     Minority interest...................................     (405)     (197)
     Amortization of bond discount.......................      585       505
     Loss on termination of certain operations...........              2,725
      Less cash on termination of certain operations.....             (1,653)
     (Gain) on sale of division..........................   (5,103)
   Decrease (increase) in assets:
    Receivables..........................................    5,077     3,083
    Inventories..........................................     (166)   (1,261)
    Prepaid expenses and other current items.............     (306)     (230)
    Other assets.........................................      616     1,260
   Increase (decrease) in liabilities:
    Trade payables ......................................     (196)   (3,242)
    Accrued expenses and sundry liabilities..............      695    (2,227)
    Other long-term liabilities..........................   (1,695)   (2,269)
                                                         --------- ---------
                  Net Cash Used for Operating Activities   ($4,462) ($17,320)

  Cash Flows from Investing Activities:
   Additions to property, plant and equipment............  ($2,651)  ($1,954)
   Dispositions of property, plant and equipment.........       32       242
   Sales of divisions:
    Proceeds from sale of divisions......................   17,881    13,982
    Non-cash proceeds - receivables......................      252    (5,545)
                                                         --------- ---------
               Net Cash Provided by Investing Activities   $15,514    $6,725

  Cash Flows from Financing Activities:
   Increase (decrease) in loans payable to factor........  ($9,179)  $10,439
   Decrease in long-term debt............................   (2,136)   (1,338)
   Proceeds from sale of stock by subsidiary.............                 38
                                                         --------- ---------
    Net Cash Provided by (Used for) Financing Activities  ($11,315)   $9,139
                                                         --------- ---------
                                        Decrease in Cash     ($263)  ($1,456)
  Cash at beginning of period............................    1,057     2,478
                                                         --------- ---------
                                   Cash at end of period      $794    $1,022
  -------------------                                    ========= =========
  Supplemental disclosures of cash flow information:
   Interest..............................................   $9,430    $9,277
   Income Taxes..........................................       75        77

  The accompanying notes are an integral part of these financial statements.
                                       8







         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation - The accompanying consolidated financial statements of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of interim periods are subject to year-end audit and adjustments and are not necessarily indicative of the results of operations of the fiscal year. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

Liquidity - During each of the three years ended June 30, 1993 and for the current nine months, the Company has incurred significant losses from operations and as of March 31, 1994 has a stockholders' equity deficit.
As of June 30, 1993, the Company's independent auditors' report stated that the recurring losses from operations, stockholders' equity deficit and the significant debt owed by the Company to its factor (see Note F - Loans Payable to Factor - regarding the agreements reached on November 18, 1993 by the Company with its factor) raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - DISPOSITIONS AND TERMINATIONS OF CERTAIN OPERATIONS

During the quarter ended March 31, 1994, the Company sold substantially all of the assets (other than accounts receivable) and business, as a going concern, of the Uniblend operation of its apparel textiles segment. The sale resulted in a gain of approximately $5.1 million. The proceeds from the transaction, along with the collection of the accounts receivable of the operation, were used to reduce the Company's indebtedness to its factor.

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

Net sales and operating losses include net sales of the above mentioned operations sold or closed prior to disposition of $11.6 million and $14.2 million for the three months and $38.2 million and $53.6 million for the nine months ended March 31, 1994 and 1993 and operating income of $0.5 million and $0.7 million for the three months and operating income of $2.0 million and operating losses of $1.2 million for the nine months ended March 31, 1994 and 1993, respectively.

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
                                                                ========

The net periodic postretirement benefit cost for the first nine months of
fiscal 1994 is as follows:                                   (000 omitted)
                                                              Nine Months
                                                            Ended March 31
                                                                  1994
                                                                --------
Service cost..................................................  $     42
Interest cost on APBO.........................................       790
                                                                --------
                      Net periodic postretirement benefit cost  $    832
                                                                ========

Postretirement benefit cost on a pay-as-you-go basis totaled $ 876,000 for the nine months ended March 31, 1993 and has not been restated.

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

NOTE D - INCOME TAXES

The provisions for income taxes for the three and nine months ended March 31, 1994 and 1993 varied from the expected relationship to loss before income taxes since the operating losses did not result in income tax benefits. The provisions consist of amounts for state and local income taxes.

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

At March 31, 1994, $60.0 million of the loans bear interest at 8 1/2% a year and the balance of the loans bear interest at 2% over a bank's reference rate. The loans are due on demand; however, effective July 1, 1992, as a condition to continuing the financing arrangements, the factor required the Company to enter into an agreement under which a mandatory payment of $20 million was due on or before December 31, 1992, an additional $20 million was due on or before March 31, 1993 and an additional $20 million was due on or before September 30, 1993. The Company was unable to make the payments required. Notwithstanding the non-payments, the factor continued to make advances to the Company in order for the Company to meet its ordinary and necessary business expenses and subsequently waived the defaults.

On November 18, 1993, the Company reached certain agreements with its factor. Under the agreements, the Company agreed to reduce its indebtedness to the factor to certain targeted amounts over periods of time ending on March 31, 1994 (which targets were met) and June 30, 1994, respectively. The factor has agreed that if the Company meets those targets and satisfies certain other requirements, it will accept in full satisfaction of the balance of the Company's indebtedness to it a long-term subordinated note as detailed in the agreement. At March 31, 1994, the Company's indebtedness to its factor aggregated approximately $101.7 million. Although the Company will endeavor to meet the balance of the requirements set out in the agreements, it can provide no assurance it will be able to do so. For further information, see the agreement filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1993.

NOTE G - LONG-TERM DEBT

Long-term debt consists of the following:                (000 omitted)
                                                      ------------------
                                                      March 31  June 30
                                                        1994      1993
                                                      --------  --------
  3 1/2% Senior Subordinated Secured Debentures
   due 2009 (net of unamortized discount of
   $48,032,000 and $48,617,000 at March 31,
   1994 and June 30, 1993, respectively)............  $ 21,110  $ 20,525
  Capitalized leases................................         0     2,136
                                                      --------  --------
                                Total Long-Term Debt  $ 21,110  $ 22,661
  Less current maturities...........................         0       959
                                                      --------  --------
                                                      $ 21,110  $ 21,702
                                                      ========  ========

NOTE H - SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplemental information regarding certain balance sheet captions is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                      March 31   June 30
                                                        1994      1993
                                                      --------  --------
Inventories:
 Raw materials......................................  $  6,964  $  9,030
 Work in process....................................     4,726     5,795
 Finished goods.....................................    18,083    19,889
                                                      --------  --------
                                                      $ 29,773  $ 34,714
                                                      ========  ========

                                                        (000 omitted)
                                                      ------------------
                                                      March 31   June 30
                                                        1994      1993
                                                      --------  --------
Other assets and deferred charges:
 Long-term assets held for sale...................... $  5,206  $  5,938
 Note receivable from sale of divisions..............    5,050     5,050
 Deferred pension cost...............................    3,434     3,374
 Interest receivable - sale of stock.................    1,680     1,606
 Deposits............................................      501       505
 Other...............................................      736       837
                                                      --------  --------
                                                      $ 16,607  $ 17,310
                                                      ========  ========

Accrued expenses and sundry liabilities:
 Accrued compensation expenses....................... $  1,819  $  2,019
 Accrued insurance...................................      326     1,345
 Accrued workers compensation........................    1,338     2,173
 Accrued taxes other than payroll....................    1,448     1,375
 Accrued interest....................................      605
 Accrued shutdown costs..............................      692       674
 Accrued pension liability...........................    1,222       822
 Postretirement benefits other than pension..........    1,108
 Other...............................................    1,822     2,071
                                                      --------  --------
                                                      $ 10,380  $ 10,479
                                                      ========  ========

Other long-term liabilities:
 Postretirement benefits other than pension.......... $ 14,195
 Deferred pension liability..........................    3,667 $   3,888
 Deferred shutdown costs.............................      260       562
 Other...............................................      269       333
                                                      --------  --------
                                                      $ 18,391  $  4,783
                                                      ========  ========

NOTE I - LEGAL PROCEEDINGS

On November 2, 1990, the Company and two of its subsidiaries ("Debtors") filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On May 9, 1991, the Debtors filed a Reorganization Plan (the "Plan") and related Disclosure Statement with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Plan became effective August 26, 1991 (the "Effective Date").

In an ongoing proceeding in its bankruptcy case, the Company asserted that, to the extent valid, the contingent "withdrawal liability" under the Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") constituted a claim of the ILGWU National Retirement Fund (the "Fund") against the Company's Chapter 11 estate which was subject to discharge pursuant to the confirmation order and thus payable from a disputed claims reserve established under the Company's Plan. The Fund asserted that its claim was not subject to discharge and asserted that any "withdrawal" (as defined in the Act) from the Fund subsequent to the Plan's Effective Date would trigger a withdrawal liability of the reorganized Company. The Fund also asserted that the Company's proposed (as of the Effective Date) sale in 1992 of certain of its divisions would trigger a withdrawal liability. The Company disagreed and consummated the sale of the divisions during December 1992 (see Note B above). In a letter dated February 5, 1993, the Fund informed the Company that it believed that the sale of the divisions triggered a withdrawal liability of $22.5 million. The Company disputed this assertion, reasoning that, pursuant to federal law, it remained only secondarily liable for any withdrawal liability that the purchasers of those operations may trigger during the subsequent five-year period. The Company also disputed the amount of the asserted withdrawal liability.

While representatives of the Company and the Fund conducted settlement discussions in the summer and early fall of 1992 and in April 1993, no such discussions are currently ongoing. On September 29, 1992, the Bankruptcy Court advised the parties that it would proceed to a decision on the issue of whether the Fund's claim was subject to discharge pursuant to the confirmation order. That court also indicated that, pending this determination, further proceedings on the Fund's claim and the Company's objection thereto would be held in abeyance. On April 21, 1993, the Bankruptcy Court also entered a stipulated order preventing the Fund from pursuing any proceedings in connection with the alleged withdrawal liability of the Company until that court or the United States District Court for the District of Delaware (the "District Court") entered an order deciding the issue of whether the Fund's claim was subject to discharge pursuant to the confirmation order.

On February 24, 1994, the Fund notified Victoria Creations, Inc. ("VCI), the Company's 79% owned subsidiary, that the Fund believes that VCI is also liable for the withdrawal liability asserted by the Fund (see above) against the Company (which the Company disputes) and demanded payment by VCI. In seeking withdrawal liability from VCI, the Fund has asserted that VCI should be treated under terms of the Act as subject to the "common control" of its parent, the Company, and hence jointly and severally liable for whatever withdrawal liability can be asserted against the Company. Both the Company and VCI disagree with the Fund's assertion and implication. On March 14, 1994, the Company filed a motion in the Bankruptcy Court to prevent the Fund from taking any steps to assess or collect any withdrawal liability of the Company against VCI; that matter is presently scheduled to be heard by the Bankruptcy Court on May 13, 1994.

On April 18, 1994, the Bankruptcy Court held that the Fund's contingent withdrawal liability claim was not discharged under the confirmation order. If that decision is not reversed or modified on appeal, the disputed claim of the Fund for withdrawal liability will, if valid, constitute a liability of the reorganized Company. The Bankruptcy Court did not rule on the merits of the Fund's asserted withdrawal liability claim. On April 22, 1994, the Company filed an appeal from the Bankruptcy Court's April 18, 1994 ruling to the District Court. Also, on April 25, 1994, the Bankruptcy Court granted the Company's motion for a stay pending the appeal from the April 18, 1994 ruling, which stay will expire ten days after the appeal has been docketed unless the stay is further extended by the District Court. The Company intends to seek a further stay in the District Court.

The Company is a defendant in various other lawsuits. It is not expected that these suits will result in judgements which in the aggregate would have a material adverse effect on the Company's financial position.

NOTE J - SUBSEQUENT EVENT

On May 9, 1994, the Company sold, to an unrelated company, substantially all of the assets (other than accounts receivable) and business, as a going concern, of its Clarkesville Mill division. The value of this transaction is estimated to be approximately $16.3 million in cash to the Company, including collection of the accounts receivable retained by the Company and the assumption by the purchaser of certain liabilities of the operation. The Clarkesville Mill operations had net sales of approximately $22 million for the year ended June 30, 1993 and $14 million for the nine months ended March 31, 1994. At March 31, 1994, these operations had net assets of approximately $12.9 million.

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


                                  UNITED MERCHANTS AND MANUFACTURERS, INC.
                                              (Registrant)



Date:   May 12, 1994              By     /s/  Norman R. Forson
                                              Norman R. Forson
                                          Senior Vice President and
                                            Corporate Comptroller