Form 10-K
period 1994-06-30
UNITED MERCHANTS & MANUFACTURERS INC /NEW/
filed 1994-10-06
CIK 101357

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             -----------------
                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1994

                       Commission file number 1-3185

                 UNITED MERCHANTS AND MANUFACTURERS, INC.
          (Exact name of registrant as specified in its charter)

            DELAWARE                                        13-1426280
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    1650 Palisade Ave, Teaneck, N.J.                          07666
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (201) 837-1700

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange
        Title of each class                       on which registered
Common Stock-Par Value $1 Per Share.......... New York Stock Exchange
Preferred Stock...............................New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
               Title of each class
3 1/2% Senior Subordinated Debentures due 2009

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                Yes [X]                              No [ ]

    The aggregate market value of Common Stock, Par Value $1 Per Share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on September 15, 1994 was approximately $4,690,000.

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS
    Indicate by check mark whether registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.                              Yes [X]     No [ ]

    As of September 17, 1994, there were 17,845,000 shares of Common Stock, Par Value $1 Per Share, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 1994 are incorporated by reference into Part III.

                                  PART I

Item 1. Business.

General

United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") is a diversified company engaged principally in the manufacture and distribution of apparel textiles and the design, manufacture and distribution of accessories. The Company also operates 51 discount outlet stores which sell the Company's and other manufacturers' products. The Company's operations are located in the United States.

UM&M is engaged in two industry segments, as set forth below under "Description of Principal Activities", consisting of (1) Apparel Textiles and (2) Accessories and Apparel.

The Company generally conducts its business through divisions and subsidiaries to which it gives a high degree of autonomy in operational matters, while retaining centralized control by UM&M's management of certain key management functions.

Recent Events

Financing - On June 30, 1994, the Company reduced its indebtedness to its senior secured lender to the target amount established in an agreement with that lender. At that time, in accordance with the agreement, the lender accepted, in full satisfaction of the balance (approximately $63.4 million) of the Company's indebtedness to the lender, a 5% subordinated contingent income note due June 30, 2019 in the principal amount of $30 million.

The satisfaction of this indebtedness by the Company was accounted for as a "troubled debt restructuring" and resulted in an extraordinary, non-cash gain from retirement of debt of $33.4 million

The Company reduced its indebtedness to the targeted amount through the sale of two of the Company's operating divisions, sales of certain other assets, and a borrowing of approximately $29 million from another lender. The borrowings from the other lender consist of $12 million under secured promissory notes and the balance under revolving loan and security agreements which are classified as long-term debt (see Note E of Notes to Consolidated Financial Statements for description of the notes).

Chapter 11 - On November 2, 1990, the Company and two of its subsidiaries ("Debtors") filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On May 9, 1991, the Debtors filed a Reorganization Plan (the "Plan") and related Disclosure Statement with the
U. S. Bankruptcy Court in Delaware (the "Bankruptcy Court"). The Plan became effective August 26, 1991 (the "Effective Date"). The Plan provided for the issuance of 450,000 shares of new Preferred Stock and 8,744,000 additional shares of Common Stock (increasing the total number of shares of Common Stock to 17,845,000) of the Company. The reorganization resulted in an extraordinary gain of $159.3 million from retirement of liabilities in excess of value issued, which gain was recognized in the three months ended September 30, 1991.
                                     1

Legal Proceedings - In a recently concluded proceeding in its bankruptcy case, the Company asserted that, to the extent valid, the contingent "withdrawal liability" under the Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") constituted a claim of the ILGWU National Retirement Fund (the "Fund") against the Company's Chapter 11 estate which was subject to discharge pursuant to the confirmation order and thus payable from a disputed claims reserve established under the Company's Plan. The Fund asserted that its claim was not subject to discharge and asserted that any "withdrawal" (as defined in the Act) from the Fund subsequent to the Plan's Effective Date would trigger a withdrawal liability of the reorganized Company. The Fund also asserted that the Company's proposed (as of the Effective Date) sale in 1992 of certain of its divisions would trigger a withdrawal liability. The Company disagreed and consummated the sale of the divisions during December 1992 (see below). In a letter dated February 5, 1993, the Fund informed the Company that it believed that the sale of the divisions triggered a withdrawal liability of $22.5 million. The Company disputed this assertion, reasoning that, pursuant to federal law, it remained only secondarily liable for any withdrawal liability that the purchasers of those operations may trigger during the subsequent five-year period. The Company also disputed the amount of the asserted withdrawal liability.

On April 18, 1994, the Bankruptcy Court held that the Fund's contingent withdrawal liability claim was not discharged under the confirmation order. Therefore, the Fund's contingent withdrawal liability claim would, if valid, constitute a liability of the reorganized Company. On April 22, 1994, the Company filed an appeal from the Bankruptcy Court's April 18, 1994 ruling to the United States District Court for the District of Delaware (the "District Court").

Rather than proceed with the appeal, on August 3, 1994, the Company and the Fund reached an agreement whereby all disputes and matters regarding withdrawal liability have been settled. Under the terms of the settlement agreement, the Company issued to the Fund a subordinated contingent income note in the principal amount of $22 million due June 30, 2019. See Note E of Notes to Consolidated Financial Statements for description of the note. For purposes of these financial statements, the note has been discounted to present value to yield 13.5% to maturity, excluding the contingent interest which may become payable under terms of the note. The present value of the note, $928,000, has been charged to gain (loss) on sale of divisions. As part of the settlement, the Fund will share in the distribution of the shares of the Company's Common and Preferred Stock in the disputed claims reserve established during the bankruptcy proceedings. Also, the Fund has executed a release in favor of the Company, and its subsidiaries, affiliates, directors, officers, employees and agents, which, among other things, releases and discharges all of the Fund's withdrawal liability claims pertaining to the December 1992 sale of the Company's divisions. The terms of the settlement were approved by the Bankruptcy Court on September 2, 1994, and all litigations pertaining to the withdrawal liability dispute with the Fund are now being dismissed.

Dispositions and Terminations of Certain Operations - During the fiscal year ended June 30, 1994, the Company sold substantially all of the assets (other than accounts receivable) and business, as a going concern, of the Uniblend operation of its apparel textiles segment and of its Clarkesville Mill division. The sales resulted in gains totaling approximately $8.3 million. Also, during the quarter, the Company determined that non-cash proceeds from the sale of two divisions in fiscal 1993 were uncollectible and, therefore, recognized a loss on sale of divisions of $5.1 million.

The proceeds from these two transactions, along with the collection of the accounts receivable of the operations, were used to reduce the Company's indebtedness to its factor.

During the fiscal year ended December 31, 1992, the Company sold certain assets of and discontinued a converting operation of its Home Furnishings segment. The discontinuance resulted in a loss, after adjustment during the six months ended June 30, 1993, of $3.8 million. This loss was partially offset by sale of assets of a business previously discontinued for $1.1 million more than the Company's carrying value of these assets. Also during the quarter ended December 31, 1992, the Company consummated the sale of the swimwear and the children's slip and sleepwear operations of its Apparel segment. The Company recognized no gain or loss on the sale of these two operations.

During the fiscal year ended December 31, 1991, the Company terminated the operations of a finishing plant of its Home Furnishings segment. As a result, the Company recognized a loss of $3.0 million.

Description of Principal Activities

The following is a description of each of UM&M's two business segments.

Apparel Textiles

The apparel textiles segment consists of the Company's Buffalo Mill, an integrated yarn-spinning and weaving mill focused primarily on products for the apparel market. The Buffalo Mill, located in South Carolina, produces a wide variety of blended yarns, including specialty yarns, and weaves fabrics mainly from the yarns which it produces.

The segment competes with a large number of small concerns, as well as large integrated enterprises. In addition, low-priced imports and fluctuations in the greige market are a significant factor impacting margins. The principal factors of competition consist of quality, styling, service, length of delivery cycle and price.

At June 30, 1994, this segment had approximately $9,670,000 unfilled orders believed to be firm, all of which are expected to be filled during the current fiscal year, compared to approximately $16,620,000 at the end of fiscal 1993.

Accessories and Apparel

The Company's accessories and apparel segment consists of it's 79% owned subsidiary, Victoria Creations, Inc. ("Victoria") and a chain of 51 discount retail stores.

Victoria is one of the leading designers, manufacturers and distributors of costume jewelry throughout the United States and also exports such products, principally to Japan and Western Europe. Victoria produces a broad range and assortment of costume jewelry, including relatively expensive, high quality items sold under the Bijoux Givenchy(R), Richelieu(R) and Karl Lagerfeld(R) trade names and private label jewelry for major department and chain stores.

Victoria markets its products using its own sales force throughout the United States, primarily to department and chain stores and, to a lesser extent, to mass merchandisers and mail-order distributors. In addition, Victoria has established a factory direct business to design and manufacture unique and proprietary costume jewelry-type items for certain customers.

The costume jewelry industry is highly fragmented and includes many small firms. The Company believes that Victoria is one of the largest manufacturers of costume jewelry in the United States. Within the industry, there are manufacturers that focus on low-margin, basic items and those that emphasize higher-margin (and higher risk) items geared to be highly fashionable. The Company believes that only a few companies, of which Victoria is one, combine manufacturing and marketing capabilities for both basic and high fashion items.

Victoria competes on the basis of design, quality, reliability as a supplier, service to the customer and price. Its major competitors are the Monet, Marvela and Trifari divisions of Crystal Brands, Inc.,Anne Klein division of Swank, Inc., Liz Claiborne, Inc. and Napier, Inc.

The Company does not believe that the dollar amount of unfilled orders is significant to an understanding of its accessories business due to the generally short time between receipt of a customer order and shipment of the product.

The chain of discount retail stores consists of forty stores that sell women's apparel and eleven stores that sell women's accessories which are manufactured primarily by Victoria. Approximately 60% of women's apparel items are sold under the name Jonathan Logan which is owned by the Company.

In addition to price and image of product, store location, both geographical and within a particular mall or outlet park, is a key competitive factor.

Selected Financial Data

The table below summarizes recent financial information for the Company. This information was derived from consolidated financial statements which have been reported on by the Company's independent auditors.

                                         (000 omitted)
                        ------------------------------------------------
                                    Year Ended or at June 30
                        ------------------------------------------------
                          1994      1993      1992      1991      1990
                        --------  --------  --------  --------  --------
Net sales.............. $ 98,259  $108,433  $ 91,832  $ 92,947  $106,502
Operating loss.........  (11,735)  (11,690)  (16,896)  (22,217)  (32,230)
Loss from continuing
  operations...........  (23,241)  (22,996)  (26,887)  (33,996)  (67,656)
Loss per common share from
  continuing operations    (1.55)    (1.54)    (1.86)    (3.74)    (7.43)
Total assets...........   83,562   126,724   141,408   152,650   204,117
Liabilities subject to
  compromise...........                                204,279
Long-term debt and notes
  payable..............  80,559    133,564   117,500    69,374   255,498

- - ---------
During the five year period presented, the Company has sold, terminated and/or restructured a number of domestic and foreign apparel and textile operations. See Note C of Notes to Consolidated Financial Statements for further information regarding such sales or terminations. The information shown above has been restated to exclude the results of such operations; the Company's net investment in such businesses is included in total assets prior to such sale or termination.

No cash dividends on the Company's Common Stock have been paid during the five years ended June 30, 1994.

The selected financial data should be read in conjunction with the related Consolidated Financial Statements and notes thereto.

Segment Information

A description of the Company's industry segments is set forth under "Description of Principal Activities" above.

                                             (000 omitted)
                                  --------------------------------------
                                             Apparel   Corp.
                                               and      and
As of and for the year             Apparel   Acces-    Unallo-  Consol-
 ended June 30:                   Textiles   sories    cated    idated
                                  --------  --------  --------  --------
         1994
Net sales to unaffiliated
 customers (a)..................  $ 33,325  $ 64,934            $ 98,259
Operating loss (b)..............      (504)   (3,555)  $(7,676)  (11,735)
Identifiable assets (c).........    14,200    55,556    13,806    83,562
Depreciation and amortization...     1,581     1,309       414     3,304
Capital expenditures............       997       307        21     1,325

         1993
Net sales to unaffiliated
 customers (a)..................  $ 39,645  $ 68,788  $         $108,433
Operating loss (b)..............      (509)   (1,216)   (9,965)  (11,690)
Identifiable assets (c).........    16,477    56,483    53,764   126,724
Depreciation and amortization...     1,518     1,309       482     3,309
Capital expenditures............       351       446       101       898

         1992
Net sales to unaffiliated
 customers (a)..................  $ 30,375  $ 61,448  $         $ 91,823
Operating income (loss) (b).....       478    (4,721)  (12,653)  (16,896)
Identifiable assets (c).........    18,698    55,326    67,384   141,408
Depreciation and amortization...     1,556     1,338       737     3,631
Capital expenditures............       743       196       458     1,397
- - ----------

(a) One customer accounted for 13.6%, 11.8%, and 11.9% of the consolidated net sales of the Company for the years ended June 30, 1994, 1993, and 1992, respectively.

(b) Operating income (loss) by industry segment is net sales less costs and operating expenses but before allocation of certain corporate expenses. In computing operating income (loss), none of the following items have been added or deducted: net interest expense, other income, minority interest, income taxes, discontinued operations, extraordinary items or change in accounting principles.

(c) Identifiable assets are those assets that can be directly traced to or associated with the segments. Corporate assets include cash, corporate property and equipment, assets held for sale and, in 1993, notes due from sale of divisions.

The reported segment information necessarily includes allocations of expenditures applicable to more than one of the Company's segments. Although management believes such allocations are reasonable, the operating income (loss) does not necessarily reflect the operating results of such segments if the segments were operated as separate businesses.

Information by Geographic Area

The Company's operations are primarily within the United States of America.

Research and Development

The Company's research and development activities are conducted at laboratories maintained at certain of its manufacturing facilities. The research effort concentrates on processing methods, products and methods of quality control. Approximately $0.7 million was spent on research and development during each of the fiscal years ended June 30, 1994, 1993 and 1992.

Environmental Considerations

The Company's manufacturing operations are subject to various Federal, state and local laws restricting the discharge of materials into the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations because of such regulations. The Company continually expends funds to assure that its facilities are in compliance with applicable environmental regulations. In fiscal 1994, the Company's capital expenditures for environmental control facilities were not significant, and no significant capital expenditures are expected in fiscal 1995.

Raw Materials

Raw materials used by the Company, including raw cotton and many varieties of synthetic fibers, are currently available from several sources in sufficient quantities for the Company's requirements.

Employee Relations

The Company currently employs approximately 1,500 persons. The Company considers its labor relations with its employees to be good.

Capital Expenditures

Total capital expenditures of UM&M during the fiscal year ended
June 30, 1993 amounted to approximately $1.3 million. For information concerning capital expenditures by business segment, see "Capital expenditures" above under "Segment Information".


Item 2.  Properties.

At June 30, 1994, the Company operated three significant domestic manufacturing and distribution facilities, aggregating approximately 500,000 square feet, which are owned by the Company and are located in two states.

Of the above three owned facilities, one is used by the Apparel Textiles segment and two by the Accessories and Apparel segment.

In management's opinion, current facilities provide adequate production capacity to meet the Company's planned business activities in each of its industry segments.
                                     7

Item 3.  Legal Proceedings.

The Company is a defendant in various lawsuits. It is not expected that these suits will result in judgements which in the aggregate would have a material adverse effect on the Company's financial position; accordingly, no such lawsuit is described herein. Also see Note O of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

The Company's Common Stock is currently listed on the New York Stock Exchange under the trading symbol (UMM). The approximate number of record holders of the Company's Common Stock at August 31, 1994 was 8,000. The following table sets forth the high and low sale price of the Company's Common Stock as reported for the last two years on the New York Stock Exchange Composite Tape.
                                                          Sale Price
                                                      ------------------
Fiscal Year     Quarter Ended                           High      Low
- - -----------     -------------                         --------  --------
   1994......   June 30, 1994                         $ 0.375   $ 0.15625
                March 31, 1994                          0.375     0.1875
                December 31, 1993                       0.46875   0.125
                September 30, 1993                      0.3125    0.09375

   1993......   June 30, 1993                         $ 0.46875 $ 0.15625
                March 31, 1993                          0.5625    0.3125
                December 31, 1992                       0.625     0.28125
                September 30, 1992                      0.50      0.375

No cash dividends on the Company's Common Stock have been paid during the five years ended June 30, 1994 and the Company does not anticipate that any such dividends will be paid in the near future.

Item 6.  Selected Financial Data.

The information required by this Item is found in Item 1.

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

The information required by this Item begins on F-3.

Item 8.  Financial Statements and Supplementary Data.

See Index on F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
                                     8

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information required under this Item with respect to the Directors is contained in the Registrant's 1993 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

The following table sets forth the names, ages, present positions and business experience during the last five years of all Executive Officers of the Company. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified.

     Name         Age(1)  Present Position      Business Experience
     ----         ------  ----------------      -------------------
Uzi Ruskin......... 49    Chairman, President,  Chairman, President,
                           Chief Executive and   Chief Executive and
                           Chief Operating       Chief Operating
                           Officer               Officer of UM&M

Sidney O. Margolis. 68    Executive Vice        Executive Vice President
                           President and         of UM&M
                           Assistant Secretary

Judith A. Nadzick.. 46    Executive Vice        Executive Vice President,
                           President, Chief      Chief Financial Officer,
                           Financial Officer     Treasurer and Assistant
                           Officer, Treasurer     Secretary of UM&M.
                           and Assistant
                           Secretary

Norman R. Forson... 64    Senior Vice           Senior Vice President and
                           President and         Chief Financial Officer
                           Corporate              Jonathan Logan Division
                           Comptroller            of UM&M; Senior Vice
                                                  President and Corporate
                                                  Comptroller of UM&M.

Zvi E. Sella....... 47    Senior Vice           Senior Vice President of
                           President              UM&M since January 1992;
                                                  President of a division
                                                  of UM&M from September
                                                  1991 to January 1992;
                                                  management consultant
                                                  from 1990 to September
                                                  1991; Executive Vice
                                                  President of Motorola,
                                                  Inc. from 1988 to 1990.

Edward D. Taffet... 37    Senior Vice           General Counsel since
                           President, General    October 1989; Vice
                           Counsel and           President and Secretary
                           Secretary             from February 1991 to
                                                 February 1992; Senior
                                                 Vice President and
                                                 Secretary since February
                                                 1992.

(1) As of June 30, 1994.


Item 11.  Executive Compensation.

Information required under this Item is contained in the Registrant's 1994 Proxy Statement, pursuant to regulation 14A, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.

Information required under this Item is contained in the Registrant's 1994 Proxy Statement, pursuant to regulation 14A, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information required under this Item is contained in the Registrant's 1994 Proxy Statement, pursuant to regulation 14A, which is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 Item 14(a) 1. and 2. Financial Statements and Schedules - see "Index to Financial Statements, Schedules and management's Discussion and Analysis" on F-1.

 Item 14(a) 3. Exhibits.

  (3) Articles of Incorporation and By-Laws.

   (3) 1. Restated Certificate of Incorporation. Incorporated by reference to Form 8-K filed by Registrant as of August 26, 1991.

   (3) 2. By-Laws as amended to date.  Incorporated by reference to
Exhibit 3 of Form 10-K filed by registrant for the year ended June 30, 1985.

  (4) Instruments defining the rights of security holders, including indentures.

   (4) 1. Stock Purchase Agreement dated as of August 18, 1982 between the Registrant and Monzoral Inc. (formerly Monzoral N.V.). Incorporated by reference to Exhibit 10 to the Registrant's Form 8-K dated as of August 18, 1982, Commission File No. 1-3185. As amended by the Agreement filed with Form S-3, File No. 33-4154.

   (4) 2. Indenture dated July 1, 1990 between Registrant and First Trust
National Association, trustee, including the form of   3 1/2% Senior
Subordinated Secured Debentures due July 1, 2009. Incorporated by reference to Exhibit 4(1) of Registrant's Form 8-K filed July 17, 1990. Amendment of indenture incorporated by reference to Form T-3 filed July 10, 1991.

  (10)  Material Contracts.  (See Index to Exhibits, E-1)

  (22)  Subsidiaries of the Registrant.  (See Index to Exhibits, E-1)

 Item 14(b) Reports on Form 8-K. Registrant filed a report on Form 8-K as of June 30, 1994 reporting that it had restructured its borrowings. See Note E of Notes to Consolidated Financial Statements for further information regarding such restructuring.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 21, 1994        UNITED MERCHANTS AND MANUFACTURERS, INC.
                                                (Registrant)

                                  By /s/ Judith A. Nadzick
                                         Judith A. Nadzick
                                     Executive Vice President and
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Uzi Ruskin          Chairman, President, Chief      September 21, 1994
    Uzi Ruskin           Executive Officer, Chief
                         Operating Officer and Director


/s/ Judith A. Nadzick   Chief Financial Officer         September 21, 1994
    Judith A. Nadzick    and Director


/s/ Norman R. Forson     Chief Accounting Officer       September 21, 1994
    Norman R. Forson


/s/ Victor Danko         Director                       September 21, 1994
    Victor Danko


/s/ S. Arnold Hickox     Director                       September 21, 1994
    S. Arnold Hickox


/s/ Sidney O. Margolis   Director                       September 21, 1994
    Sidney O. Margolis


/s/ Robert D. Mathews    Director                       September 21, 1994
    Robert D. Mathews


/s/ Robert J. Swartz     Director                       September 21, 1994
    Robert J. Swartz


/s/ Hardof Wolf          Director                       September 21, 1994
    Hardof Wolf

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                                 FORM 10-K

                 INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                 AND MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                      Page

Consolidated Statement of Operations for the
  Three Years Ended June 30, 1994...................................  F-2

Management's Discussion and Analysis of Financial
  Condition and  Results of Operations..............................  F-3

Consolidated Balance Sheet as of June 30, 1994 and 1993.............  F-7

Consolidated Statement of Cash Flows for the
  Three Years Ended June 30, 1994...................................  F-8

Notes to Consolidated Financial Statements..........................  F-9

Independent Auditors' Report........................................  F-25







  Schedules have been omitted because they are inapplicable or the required information is included elsewhere in the consolidated financial statements and notes thereto.

  PART I - FINANCIAL INFORMATION

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (000 omitted)
                                            ------------------------------
                                                  Year Ended June 30
                                            ------------------------------
                                               1994     1993 *    1992 *
                                            --------- --------- ---------
  Net sales.................................  $98,259  $108,433   $91,823

  Cost of goods sold........................  (68,844)  (76,282)  (66,305)
  Selling, general and administrative
   expenses.................................  (41,150)  (43,841)  (42,414)
                                            --------- --------- ---------
                             Operating Loss  ($11,735) ($11,690) ($16,896)

  Interest expense - net....................  (12,107)  (12,166)  (11,788)
  Other income .............................      286       167       719
  Minority interest in net losses
   of subsidiary............................      415       795     1,178
  Provision for income taxes................     (100)     (102)     (100)
                                            --------- --------- ---------

            Loss From Continuing Operations  ($23,241) ($22,996) ($26,887)

  Discontinued operations (Notes A and C):
   Net earnings (loss) prior
    to sale or closing......................    2,216       433    (3,139)
   Gain (loss) on sale or closing...........    2,176    (2,672)   (2,970)

  Extraordinary items:
   Gain from settlement of liabilities
    upon reorganization (Note B)............                      159,319
   Gain on retirement of debt (Note D)......   33,400

  Cumulative effect of change in accounting
   principle for post-retirement benefits
   other than pensions (Note L).............  (15,303)
                                            --------- --------- ---------
                        Net Earnings (Loss)     ($752) ($25,235) $126,323

  Dividends applicable to preferred
   stock (Note H)...........................    4,500     4,500     3,813
                                            --------- --------- ---------
            Net Earnings (Loss) Applicable
                           to Common Shares   ($5,252) ($29,735) $122,510
                                            ========= ========= =========

  Average common shares outstanding (Note J)   17,845    17,845    16,503

  Earnings (loss) per common share:
   Continuing operations....................   ($1.55)   ($1.54)   ($1.86)
   Discontinued operations..................     0.25     (0.13)    (0.37)
   Extraordinary items......................     1.87                9.65
   Change in accounting principle...........    (0.86)
                                            --------- --------- ---------
       Net Earnings (Loss) per Common Share    ($0.29)   ($1.67)    $7.42
                                            ========= ========= =========

  * - The amounts for 1993 and 1992 have been restated to report separately the results of continuing and discontinued operations.

  See Notes to Consolidated Financial Statements.

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (Not Covered by Report of Independent Certified Public Accountants)

                           Results of Operations

During the three years ended June 30, 1994, the Company sold or closed several significant operations as discussed in Note C of Notes to Consolidated Financial Statements. Accordingly the statements of operations for the 1993 and 1992 fiscal years have been restated to report separately the results of continuing and discontinued operations.

For the fiscal year ended June 30, 1994, consolidated net sales decreased by $10,174,000 to $98,259,000 from $108,433,000 in fiscal 1993, primarily reflecting decreased sales of the Company's Apparel Textiles segment and the retail outlet store operation of the Accessories and Apparel segment. Consolidated net sales for fiscal 1993 had increased by $16,610,000 to $108,433,000 from $91,823,000 in fiscal 1992 reflecting increased sales of both of the Company's industry segments.

The Company reported an operating loss of $11,735,000 in fiscal 1994 which was approximately the same as in fiscal 1993, as losses of the Accessories and Apparel segment's retail outlet store operation more than offset improved results of that segment's costume jewelry operation and decreased corporate expenses. In fiscal 1993, the Company reported a decreased operating loss of $11,690,000 as to compared to an operating loss of $16,896,000 in fiscal 1992. The decreased operating loss in fiscal 1993 as compared to fiscal 1992 reflects significantly reduced corporate overhead expenses and improved operating results of the Company's Accessories and Apparel segment.

Selling, general and administrative expenses decreased in the current fiscal year by $2,691,000 to $41,150,000 from $43,841,000 in fiscal 1993, reflecting the decrease in net sales. Selling, general and administrative expenses in fiscal 1993 had increased by $1,427,000 from $42,414,000 in fiscal 1992, but decreased as a percentage of net sales to 40% of net sales in fiscal 1993 from 46% in fiscal 1992, reflecting the Company's continuing cost reduction efforts. More than two-thirds of the Company's selling, general and administrative expenses are direct expenses of the Company's retail outlet store and costume jewelry operations.
                       ----------------------------

The following is a discussion of the comparative results of operations of each of the Company's Industry Segments.

Apparel Textiles

In fiscal 1994, net sales for this segment decreased by $6,320,000 to $33,325,000 from $39,645,000 in fiscal 1993, reflecting decreased unit sales of the majority of the segment's products compounded by decreased average unit selling prices.

Despite the decreased volume discussed above, the operating loss of $504,000 reported by the segment for fiscal 1994 was approximately the same as in fiscal 1993 as the segment was able to reduce average unit cost to maintain the same gross profit margins and, also, to reduce selling, general and administrative expenses.

In fiscal 1993, net sales increased by $9,270,000 to $39,645,000 from $30,375,000 in fiscal 1992. This increase reflected improved demand for certain of the segment's basic commodity fabrics and was achieved despite lower average unit selling prices.

The segment reported an operating loss in fiscal 1993 of $509,000 compared to an operating profit of $478,000 in fiscal 1992, resulting from lower gross profit margins in fiscal 1993 reflecting price pressures on certain of the commodity products sold by that segment and increased selling, general and administrative expenses as a result of higher sales in fiscal 1993.

Accessories and Apparel

In fiscal 1994, the segment reported net sales of $64,934,000, a decrease of $3,854,000 from the $68,788,000 reported in fiscal 1993. Decreased sales of the segment's retail outlet store operation as the result of continued depressed consumer spending and a net decrease of seven stores in the current fiscal year, more than offset the somewhat increased sales of the segment's costume jewelry operation in the first and third quarters of the current fiscal year. That operation achieved fourth quarter sales this year which were approximately the same as in the fourth quarter of fiscal 1993, even though last year's quarter included shipments for an initial launch of a new (for the operation) label for the operation's largest customer as more fully discussed below. The increase in net sales of the costume jewelry operation in the current fiscal year reflects strong consumer interest in the operation's domestic branded label merchandise and increased sales of the operation's private label and factory direct design and manufacturing businesses.

During fiscal 1993, net sales increased by $7,340,000 to $68,788,000 from $61,448,000 in fiscal 1992, reflecting increased sales of both of the segment's operations. Net sales of the segment's chain of retail outlet stores increased by approximately 16% in fiscal 1993 as compared to 1992 as the result of additional stores opened subsequent to the end of fiscal 1992, as well as increased same store sales, the majority of which was derived from markdown sales. The increase in net sales of the segment's costume jewelry operation in fiscal 1993 as compared to fiscal 1992 resulted from improved sales in the last six months of the 1993 fiscal year as compared to the same period in fiscal 1992. Sales for the first half of fiscal 1993 were lower than those of the comparable period in fiscal 1992 as a result of continued conservative buying by the operation's largest customers, the major department stores, who serviced the upsurge in retail sales during the quarter ended December 31, 1992 largely out of existing inventories. This then created the opportunity for the sales increase in the second half of the 1993 fiscal year. As mentioned above, sales in the last quarter of fiscal 1993 included shipments for an initial launch of a new label for the operation's largest
                                    F-4
customer. This new label replaced a label under which the operation previously supplied the customer. The increased sales in fiscal 1993 also reflect increased sales in the operation's factory direct business which capitalizes on design and manufacturing capabilities to produce unique, proprietary items for certain customers.

The segment reported an operating loss of $3,555,000 in fiscal 1994 as compared to an operating loss of $1,216,000 in fiscal 1993 as the result of the losses of the segment's retail outlet store operation compared to operating profits in fiscal 1993 which more than offset improved results of the segment's costume jewelry operation. The operating loss reported by the retail outlet store operation reflects the decreased sales referred to above, as well as reduced gross profit margins resulting from markdown sales Selling general and administrative expenses as a percentage of net sales for that operation increased in fiscal 1994 as compared to fiscal 1993 as the result of certain fixed expenses associated with that operation, higher costs of operating certain new stores opened during the year as compared to those stores which were closed, and termination costs associated with store closures. The improved results reported by the segment's costume jewelry operation in fiscal 1994 as compared to fiscal 1993 resulted from increased sales as well as improved gross profit margins reflecting the operation's continued emphasis on manufacturing and purchasing efficiencies and lower sales of out-of-season merchandise, which is sold at lower than normal margins, reflecting improved forecasting.

In fiscal 1993 the segment reported an operating loss of $1,216,000 compared to an operating loss of $4,721,000 in fiscal 1992, primarily reflecting improved results of the segment's costume jewelry operation in fiscal 1993 as compared to fiscal 1992. This improvement is primarily attributable to the increased volume referred to above as well as improved gross profit margins reflecting the segment's increased emphasis on its designer merchandise and factory direct business. Selling, general and administrative expenses for this operation were also less, in both absolute dollars and as a percentage of net sales, in fiscal 1993 as compared to fiscal 1992, primarily reflecting staff reductions and stringent cost controls. The segment's retail outlet store operation reported an operating loss in fiscal 1993 as compared to approximately a break-even in fiscal 1992, primarily as the result of start up expenses associated with the opening of 13 new stores during the year and reduced gross profit margins resulting from a depressed retail environment and the need to markdown merchandise for sale.

                       -----------------------------

Interest expense in fiscal 1994 was approximately the same as in fiscal 1993, as average revolving loans payable to a factor and interest rates did not change significantly in the current year versus last year. Interest expense increased slightly during fiscal 1993 as compared to fiscal 1992, as lower interest rates were more than offset by increased average revolving loans payable to a factor during the year. Interest income was insignificant during the three years ended June 30, 1994.

Refer to Note F of Notes to Consolidated Financial Statements for information regarding the provision for income taxes for fiscal 1994, 1993 and 1992.

Refer to Note C of Notes to Consolidated Financial Statements for a discussion of significant operations sold or closed during the three years ended June 30, 1994 which are shown as discontinued operations in all years presented. Net earnings of these operations prior to sale or closing amounted to $2,216,000 and $433,000 in fiscal 1994 and 1993, respectively, while such operations reported a net loss of $3,139,000 in fiscal 1992. The Company realized a gain of $2,176,000 in fiscal 1994 and losses of $2,672,000 and $2,970,000 in fiscal 1993 and 1992, respectively, on the sale or closing of these operations

Net results for fiscal 1994 include a non-recurring, non-cash charge of $15,303,000 representing the cumulative effect of a change in accounting principle for postretirement benefits other than pensions. See Note L of Notes to Consolidated Financial Statements for further discussion of this change. Net results for fiscal 1994 also include an extraordinary gain of $33,400,000 on the retirement of debt as discussed more fully below and in Note D of Notes to Consolidated Financial Statements.

Net earnings for fiscal 1992 include an extraordinary gain of $159,319,000 from the settlement of approximately $204,300,000 of liabilities in excess of value issued in the Company's reorganization under Chapter 11 of the United States Bankruptcy Code.

                      Liquidity and Capital Resources

During fiscal 1994, the Company depended on proceeds from the sales of assets to finance its operations and to reduce its indebtedness as discussed below.

On June 30, 1994, the Company reduced its indebtedness to its senior secured lender to a targeted amount established in an agreement with that lender in November 1993. At that time, in accordance with the agreement, the lender accepted, in full satisfaction of the balance (approximately $63,400,000) of the Company's indebtedness to the lender, a 5% subordinated contingent income note due June 30, 2019 in the principal amount of $30,000,000. The satisfaction of this indebtedness by the Company was accounted for as a "troubled debt restructuring" and resulted in an extraordinary, non-cash gain from the retirement of debt of $33,400,000. The Company reduced its indebtedness to the targeted amount through the sale of two of the Company's operating divisions, sales of certain other assets and borrowings of approximately $29,000,000 from another lender. These borrowings consist of $12,000,000 under secured promissory notes and the balance under revolving loan and security agreements and have been classified as long-term debt.

On August 3, 1994, the Company and the ILGWU National Retirement Fund (the "Fund") reached an agreement with regard to a proceeding in the Company's bankruptcy case with regard to the fund's contingent withdrawal liability claim, whereby all disputes and matters regarding withdrawal liability were settled. Under the terms of the settlement agreement, the Company issued to the Fund a 5% subordinated contingent income note in the principal amount of $22,000,000 due June 30, 2019. This note has been discounted to present value to yield 13.5% to maturity, excluding the contingent interest which may become payable under the terms of the note. The present value of the note, $928,000, has been recognized as a loss on the sale of divisions. See Note E of Notes to Consolidated Financial Statements for a description of the note and Note O of Notes to Consolidated Financial Statements for a further discussion of the litigation and settlement.

While the refinancing of its senior debt was a substantial, positive development for the Company, as discussed in Note A of Notes to Consolidated Financial Statements and in the Report of KPMG Peat Marwick LLP, Independent Auditors, dated September 21, 1994, the recurring losses from operations, the stockholders' equity (deficit) and the significant debt raise substantial doubt as to the Company's ability to continue as a going concern. In the future the Company's strategy is to continue to pay down part of its debt through the sale of certain assets and to refinance
the remainder at more beneficial terms.     In addition, the Company has
taken certain steps toward establishing, through a subsidiary, a reinsurance business. Subject to completion of certain financing and administrative agreements, this subsidiary plans to acquire certain types of existing life insurance policies and other long-term annuity contracts from mainly life insurance companies. Over a period of time, the Company is hopeful that it will generate profits and positive cash flow as it services these policies. There can be no assurances that the Company will succeed in reducing or refinancing its indebtedness or in establishing that profitable business.

The Company has not declared or paid any cash dividends on its 10% Cumulative Preferred Stock in order to retain its available cash for use in its operations.





















                                   F-6A

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEET
                                                         (000 omitted)
                                                      -------------------
                                                            June 30
                                                      -------------------
                                                         1994     1993 *
                         ASSETS                       --------- ---------
  Current Assets:
   Cash...............................................     $662    $1,032
   Receivables (Note M)...............................   15,286    15,560
   Inventories (Note M)...............................   24,760    25,788
   Prepaid expenses and other current assets..........    1,826     1,544
   Net assets of discontinued operations (Note A).....             30,949
                                                      --------- ---------
                                 Total Current Assets   $42,534   $74,873

  Property, Plant and Equipment (Note M)..............  $37,447   $36,339
   Less accumulated depreciation and amortization.....   26,327    23,880
                                                      --------- ---------
                    Net Property, Plant and Equipment   $11,120   $12,459

  Goodwill (Note A)...................................   21,383    22,103
  Other Assets and Deferred Charges (Note M)..........    8,525    17,289
                                                      --------- ---------
                                                        $83,562  $126,724
                                                      ========= =========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
   Notes payable (Note D).............................           $110,904
   Current maturities of long-term debt...............                958
   Trade payables.....................................   $5,122     6,467
   Accrued expenses and sundry liabilities (Note M)...    9,326     9,301
                                                      --------- ---------
                            Total Current Liabilities   $14,448  $127,630

  Long-Term Debt, net of current maturities (Note E)..   80,559    21,702

  Other Long-Term Liabilities (Note M)................   20,800     4,783

  Minority Interest...................................    1,894     2,309

  Stockholders' Equity (Deficit) (Note H):
   Preferred stock, par value $1 per share; 10,000,000
    shares authorized; 450,000 shares outstanding.....     $450      $450
   Common stock, par value $1 per share: 40,000,000
    shares authorized; 17,845,000 shares outstanding
    (excluding 22,800 shares held in treasury)........   17,845    17,845
   Capital in excess of par value.....................   64,674    64,674
   Retained earnings (deficit)........................ (108,474) (107,722)
   Unrealized pension liability adjustment............   (4,634)     (947)
   Notes receivable arising from stock purchase
    agreement.........................................   (4,000)   (4,000)
                                                      --------- ---------
                 Total Stockholders' Equity (Deficit)  ($34,139) ($29,700)
                                                      --------- ---------
                                                        $83,562  $126,724
                                                      ========= =========

  * - The amounts for 1993 have been restated to report separately the assets and liabilities and net assets of continuing and discontinued operations.

  See Notes to Consolidated Financial Statements.

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (000 omitted)
                                             -----------------------------
                                                  Year ended June 30
                                             -----------------------------
                                                1994     1993 *   1992 *
                                             --------- --------- ---------
  Cash Flows from Operating Activities:
   Net earnings (loss).......................    ($752) ($25,235)$126,323
   Adjustments to reconcile net earnings (loss)
    to net cash used for operating activities:
     Extraordinary items:
      Gain from settlement of liabilities
       upon reorganization...................                    (159,319)
      Gain on retirement of debt.............  (33,400)
     Change in accounting principle for post-
      retirement benefits other than pension.   15,303
     Depreciation and amortization...........    3,304     3,309    3,631
     Minority interest.......................     (415)     (336)  (1,178)
     Amortization of bond discount...........      790       682      586
     Gain on sale of divisions...............   (2,176)
   Decrease (increase) in assets:
    Receivables..............................      637    (7,162)   1,421
    Inventories..............................    1,028     3,602    1,296
    Prepaid expenses and other current items.     (282)       42      735
    Other assets.............................    3,678    (1,250)   1,875
   Increase (decrease) in liabilities:
    Trade payables ..........................   (1,345)   (2,939)  (1,746)
    Accrued expenses and sundry liabilities..       25      (763)  (1,982)
    Other long-term liabilities..............      714    (2,496)  (1,817)
   Other - net...............................   (3,687)      983     (392)
                                             --------- --------- ---------
      Net Cash Used for Operating Activities  ($16,578) ($31,563)($30,567)

  Cash Flows from Investing Activities:
   Additions to property, plant and equipment  ($1,325)    ($898) ($1,397)
   Dispositions of equipment.................       80       165
   Net change in assets of discontinued
    operations prior to sale.................    9,158     6,828    4,592
   Sales of divisions:
    Proceeds from sale of divisions..........   29,981    13,702
    Non-cash proceeds - receivables..........     (363)   (5,050)
                                             --------- --------- ---------
   Net Cash Provided by Investing Activities   $37,531   $14,747   $3,195

  Cash Flows from Financing Activities:
   Increase (decrease) in notes payable...... ($47,504)  $16,934  $25,340
   Increase in long-term debt................   28,316              3,674
   Decrease in long-term debt................   (2,135)   (1,552)    (731)
   Proceeds from sale of stock by subsidiary.                 38
                                             --------- --------- ---------
            Net Cash Provided by (Used for)
                        Financing Activities  ($21,323)  $15,420  $28,283
                                             --------- --------- ---------
                 Increase (Decrease) in Cash     ($370)  ($1,396)    $911
  Cash at beginning of period................    1,032     2,428    1,517
                                             --------- --------- ---------
                       Cash at end of period      $662    $1,032   $2,428
                                             ========= ========= =========

  Supplemental disclosures of cash flow information:
   Interest..................................  $12,233   $12,327  $11,788
   Income Taxes..............................      100       102      100

  * - The amounts for 1993 and 1992 have been restated to report separately the results of continuing and discontinued operations.

  See Notes to Consolidated Financial Statements.

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Summary of Significant Accounting Policies and Liquidity

Effective August 26, 1991, the Company reorganized under Chapter 11 of the United States Bankruptcy Code. See Note B below.

Basis of Presentation - The consolidated financial statements include the accounts of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") and its subsidiaries. During the periods presented in these financial statements, the Company sold or closed several significant operations (see Note C below). Accordingly, the financial statements have been restated to report separately the assets and results of continuing and discontinued operations.

Liquidity - During each of the three years ended June 30, 1994, the Company has incurred significant losses from operations and, as of June 30, 1994, has a stockholders' equity deficit. As discussed in Note D below, the Company refinanced its senior debt as of June 30, 1994 and thereby reduced the total indebtedness of the Company. While this was a substantial, positive development for the Company, there still exists doubt as to the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Goodwill - Goodwill is being amortized by the straight-line method over 40 years. Accumulated amortization of goodwill amounted to $6,585,000 and $5,865,000 at June 30, 1994 and 1993, respectively. The goodwill included in the consolidated balance sheet as of June 30, 1994 and 1993 is that of Victoria Creations, Inc., the Company's 79%-owned subsidiary.

Inventories - Inventories are stated at the lower of cost (average or first-in, first-out) or market values.

Property, Plant and Equipment - Property, plant and equipment are carried at cost. The provision for depreciation and amortization is generally computed using the straight-line method over the estimated useful lives of the assets. The annual provisions for depreciation and amortization have been computed principally using ranges of rates of 2% to 10% for buildings and improvements and 4% to 33 1/3% for machinery and equipment.

NOTE B - Reorganization Under Chapter 11

On November 2, 1990, the Company and two of its subsidiaries ("Debtors") filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On May 9, 1991, the Debtors filed a Reorganization Plan (the "Plan") and related Disclosure Statement with the U. S. Bankruptcy Court in Delaware (the "Bankruptcy Court"). The Plan became effective
August 26, 1991 (the "Effective Date"). The Plan provided for the issuance of 450,000 shares of new Preferred Stock and 8,744,000 additional shares of Common Stock (increasing the total number of shares of Common Stock to 17,845,000) of the Company. The reorganization resulted in an extraordinary gain of $159.3 million from retirement of liabilities in excess of value issued, which gain was recognized in the three months ended September 30, 1991.

NOTE C - Dispositions and Terminations of Certain Operations

During the quarter ended June 30, 1994, the Company sold substantially all of the assets (other than accounts receivable) and business, as a going concern, of its Clarkesville Mill operations. The sale resulted in a gain of approximately $3.2 million. Also, during the quarter, the Company determined that non-cash proceeds from the sale of two operations in fiscal 1993 were uncollectible and, therefore, recognized a loss on sale of those operations of $5.1 million.

During the quarter ended March 31, 1994, the Company sold substantially all of the assets (other than accounts receivable) and business, as a going concern, of the Uniblend operation. The sale resulted in a gain of approximately $5.1 million.

The proceeds from these two transactions, along with the collection of the accounts receivable of the operations, were used to reduce the Company's indebtedness to its factor.

During the quarter ended December 31, 1992, the Company sold certain assets of and discontinued a converting operation of its Home Furnishings segment. The discontinuance resulted in a loss, after adjustment during the six months ended June 30, 1993, of $3.8 million. This loss was partially offset by sale of assets of a business previously discontinued for $1.1 million more than the Company's carrying value of these assets. Also during the quarter ended December 31, 1992, the Company consummated the sale of the swimwear and the children's slip and sleepwear operations of its Apparel segment. The Company recognized no gain or loss on the sale of these two operations.

During the quarter ended December 31, 1991, the Company terminated the operations of a finishing plant of its Home Furnishings segment. As a result, the Company recognized a loss of $3.0 million.
Net sales and operating losses for the years ended June 30, 1994, 1993, and 1992 of the above mentioned operations sold or closed prior to disposition were sales of $54.1 million, $85.2 million and $114.9 million and operating income (losses) of $1.2 million, ($2.3) million and ($6.1) million, respectively.

All gain (loss) amounts set forth above are before any related income tax provision. The Company used available operating losses and net operating loss carryforwards to eliminate the liability for such income taxes.

NOTE D - Notes Payable

On June 30, 1994, the Company reduced its indebtedness to its senior secured lender to the target amount established in an agreement with that lender. At that time, in accordance with the agreement, the lender accepted, in full satisfaction of the balance (approximately $63.4 million) of the Company's indebtedness to the lender, a 5% subordinated contingent income note due June 30, 2019 in the principal amount of $30 million.

The satisfaction of this indebtedness by the Company was accounted for as a "troubled debt restructuring" and resulted in an extraordinary, non-cash gain from retirement of debt of $33.4 million

The Company reduced its indebtedness to the targeted amount through the sale of two of the Company's operating divisions, sales of certain other assets and a borrowing of approximately $29 million from another lender. The borrowings from the other lender consist of $12 million under secured promissory notes and the balance under revolving loan and security agreements which are classified as long-term debt (see Note E below).

Prior to June 30, 1994, notes payable amounts were borrowed from the Company's factor. These amounts were secured by substantially all of the Company's assets and interest was charged at 2% a year over a bank's reference rate.

Selected information with regard to the notes payable to factor prior to this debt restructuring is as follows:

                                                   (000 omitted)
                                            ----------------------------
                                                 Year Ended June 30
                                            ----------------------------
                                              1994      1993      1992
                                            --------  --------  --------
Maximum amount outstanding (at any
 month end)...............................  $115,669  $110,904  $ 97,897
Average amount outstanding during period..   107,223   103,243    83,494
Interest paid to factor...................     8,783     8,806     8,392
Weighted average interest rate during
 period (Interest paid divided by
 average amount outstanding)..............      8.19%     8.53%    10.05%

NOTE E - Long-Term Debt

Long-term debt consists of the following:
                                                        (000 omitted)
                                                      ------------------
                                                           June 30
                                                      ------------------
                                                        1994      1993
                                                      --------  --------
  Secured promissory notes..........................  $ 12,000
  Revolving loans...................................    16,316
  3 1/2% Senior Subordinated Debentures due 2009
   (net of unamortized discount of $47,827,000
   and $48,617,000 at June 30, 1994 and 1993,
   respectively)....................................    21,315  $ 20,525
  5% Subordinated Notes due 2019:
   Issued to former senior lender (see Note D above)    30,000
   Issued in settlement of lawsuit (see note O
    below) (net of unamortized discount of
    $21,072,000 at June 30, 1994)...................       928
  Capitalized Leases................................               2,136
                                                      --------  --------
                                               Total  $ 80,559  $ 22,661
  Less current maturities...........................                 959
                                                      --------  --------
                                                      $ 80,559  $ 21,702
                                                      ========  ========

The secured promissory notes and the revolving loans are secured by substantially all of the Company's assets, are due June 30, 1996, may be prepaid without premium or penalty and bear interest at the rate of 2% a month.

The 3 1/2% Debentures are subordinate to "Senior Indebtedness", as defined in the trust agreement, which at June 30, 1994 includes primarily the secured promissory notes and the revolving loans. The 3 1/2% Debentures are secured, secondarily to Senior Indebtedness, by substantially all of the Company's assets, other than accounts receivable.

Interest on the 5% Subordinated Notes due 2019 is contingent and non-cumulative. Interest will accrue and be payable only to the extent net earnings of the Company (as defined in the notes) exceed $7.5 million in a fiscal year. No payments on principal are required before maturity date, June 30, 2019, unless net earnings (as defined in the notes) exceed $7.5 million plus the interest payment on these notes in a fiscal year. In such case, one-half of such excess will be paid to reduce the outstanding principal of the notes.

NOTE F - Income Taxes

The earnings (loss) before income taxes and minority interest are from domestic operations and transactions. The provision for income taxes for each of the three years ended June 30, 1994 consists of state and local taxes.

As a result of domestic losses for the years ended June 30, 1994 and 1993, no provision for Federal income taxes was made. For the year ended June 30, 1992, the Company had operating losses and net operating loss carryforwards to offset the gain from settlement of liabilities upon reorganization; therefore, no provision for Federal income taxes was made.

A reconciliation between the income taxes at the statutory Federal income tax rate and the provision for income taxes for the three years ended June 30, 1994 is as follows:

                                                   (000 omitted)
                                            ----------------------------
                                                 Year Ended June 30
                                            ----------------------------
                                              1994      1993      1992
                                            --------  --------  --------
Statutory rate applied to earnings (loss)
  before income taxes and minority
  interest................................  $   (362) $ (8,816) $ 42,583
Increase (decrease) in taxes rising from
 effect of:
  State and local income taxes............        66        94        66
  Amortization of Goodwill................       245       245       245
  Domestic losses not resulting in
   tax benefit............................       151     8,579    11,374
  Utilization of net operating losses.....                       (54,168)
                                            --------  --------  --------
Provision for Income Taxes................  $    100  $    102  $    100
                                            ========  ========  ========

At June 30, 1994, the Company had unused Federal net operating loss carryforwards of approximately $285 million, of which $2 million expires in 1995; $33 million in 1997; $12 million in 1998; $35 million in 2000; $14 million in 2002; $11 million in 2003; $64 million in 2005; $42 million in 2006; $37 million in 2007, $31 million in 2008 and $ 4 million in 2009. In addition, the Company has available investment tax credit carryforwards of approximately $2 million, expiring in various amounts each year from 1995 through 2000.

The Company's ability to use its net operating loss carryforwards depends upon many complex, technical aspects of Federal and state tax law.

NOTE G - Commitments and Contingencies

Rental expense for real property, machinery and equipment for the three years ended June 30, 1994 were as follows:

                                                   (000 omitted)
                                            ----------------------------
                                                 Year Ended June 30
                                            ----------------------------
                                              1994      1993      1992
                                            --------  --------  --------
   Total rentals paid.....................  $  5,593  $  5,014  $  5,677
   Less sublease rentals received.........     2,291     1,579     2,112
                                            --------  --------  --------
   Net rental expense.....................  $  3,302  $  3,435  $  3,565
                                            ========  ========  ========

At June 30, 1994, approximate minimum rental commitments under non-cancellable operating leases, primarily for real property, machinery and equipment are as follows:

                                                    (000 omitted)
                                            ----------------------------
                                                                 Net
 Year ending                               Minimum   Sublease  Commit-
   June 30                                  Payments  Rentals    Ments
  --------                                  --------  --------  --------
    1995..............................      $  4,817  $  1,603  $  3,214
    1996..............................         4,377     1,605     2,772
    1997..............................         2,846       289     2,557
    1998..............................         2,237       182     2,055
    1999..............................         1,656       258     1,398
    Thereafter........................        11,152              11,152
                                            --------  --------  --------
                                            $ 27,085  $  3,937  $ 23,148
                                            ========  ========  ========

The leases provide for minimum annual rentals, plus, in certain instances, payment for real estate taxes, insurance, maintenance, etc.

At June 30, 1994 the Company had approximately $1.1 million of letters of credit outstanding.

NOTE H - Stockholders' Equity

A summary of the changes in the components of stockholders' equity for the three years ended June 30, 1994 is as follows:
                                                   (000 omitted)
                                            ----------------------------
                                               Year Ended June 30
                                         -------------------------------
                                           1994       1993       1992
                                         ---------  ---------  ---------
Preferred Stock:
 Beginning balance.....................  $     450  $     450  $       0
 Reorganization Plan - Note B..........                              450
                                         ---------  ---------  ---------
                         Ending balance  $     450  $     450  $     450
                                         =========  =========  =========
Common Stock:
 Beginning balance *...................  $  17,845  $  17,845  $   9,101
 Reorganization Plan - Note B..........                            8,744
                                         ---------  ---------  ---------
                      Ending Balance *   $  17,845  $  17,845  $  17,845
                                         =========  =========  ==========
Capital in Excess of Par Value:
 Beginning balance.....................  $  64,674  $  64,674  $  49,374
 Reorganization Plan - Note B..........                           15,300
                                         ---------  ---------  ---------
                         Ending balance  $  64,674  $  64,674  $  64,674
                                         =========  =========  =========
Retained Earnings (Deficit):
 Beginning balance.....................  $(107,722) $( 82,487) $(208,810)
 Net earnings (loss)....................      (752)   (25,235)   126,323
                                         ---------  ---------  ---------
                         Ending balance  $(108,474) $(107,722) $( 82,487)
                                         =========  =========  =========
Unrealized Pension Plan Adjustments:
 Beginning balance.....................  $    (947) $  (1,968) $  (1,576)
 Unrealized pension liability adjustment    (3,687)     1,021       (392)
                                         ---------  ---------  ---------
                         Ending balance  $  (4,634) $    (947) $  (1,968)
                                         =========  =========  =========
Notes Receivable - Stock Purchase Agreement:
 Beginning and ending balance..........  $  (4,000) $  (4,000) $  (4,000)
                                         =========  =========  =========
Total Stockholders' Equity (Deficit):
 Beginning balance.....................  $ (29,700) $  (5,486) $(155,911)
 Reorganization Plan - Note B..........                           24,494
 Unrealized pension liability adjustment    (3,687)     1,021       (392)
 Net earnings (loss)....................      (752)   (25,235)   126,323
                                         ---------  ---------  ---------
                         Ending balance  $ (34,139) $ (29,700) $  (5,486)
                                         =========  =========  =========
* - Excludes treasury stock
                                   F-15

As part of the Reorganization Plan (see Note B above), on August 26, 1991, the effective date of the Plan, the authorized number of shares of Preferred Stock increased to 10 million and of Common Stock to 40 million.

The preferred stock issued under the Reorganization Plan is designated
10% Cumulative Preferred Stock, Series 1. There are 450,000 shares of this series authorized. Holders of the stock are entitled to receive dividends at the annual rate of $10 a share. The first dividend payment date under the Company's Restated Certificate of Incorporation was scheduled to be July 15, 1992, the second July 15, 1993 and thereafter, semi-annually; the Company has not declared or paid these dividends. There are no mandatory redemption provisions for this stock. The preferred stock has no general voting rights; however, since dividends which were scheduled to be paid continue unpaid after six months past the scheduled date, the number of directors constituting the board of directors of the Company could be increased by two and the holders of the preferred stock could elect the two additional directors. No such change has been made as of June 30, 1994. For financial statement purposes, preferred dividends which accrued during the period are deducted from the results of operations in determining earnings (loss) applicable to common shares whether or not such dividends are paid or declared. Liquidation value of this series of preferred stock during the first year after issuance was $35.26 a share and will increase over a 10 year period to $100 a share.

Pursuant to the terms of the stock purchase agreement dated August 18, 1982, as amended, between the Company and a corporation wholly-owned by the President of the Company, the Company agreed to sell 1,000,000 shares of its Common Stock in four annual installments of 250,000 shares each at a purchase price of $5.00 per share, the closing price of Common Stock of the Company on the New York Stock Exchange on August 17, 1982. The final installment was purchased on March 10, 1986. The aggregate purchase price of $5,000,000 was paid $1,000,000 in cash and $4,000,000 in notes due, as amended, fifteen years after issuance. The notes bear interest, on principal only, at a rate equal to 70% of the average investment yield for the most recent auction of United States Treasury obligations with maturities of 52 weeks computed as of the first day of each month. The interest is payable at the time principal is paid. The notes are secured by the shares purchased, with shares to be released to the extent each note is paid. At June 30, 1994, the Company had receivables of $4,000,000 principal and $1,710,000 interest related to these notes.


NOTE I - Sale of Stock by Subsidiary

During the quarter ended December 31, 1992, as an incentive to certain of its key employees, the Company's majority-owned subsidiary, Victoria Creations, Inc., sold 300,000 shares of its authorized, but previously unissued, Common Stock to those employees. This sale increased the total number of shares of Victoria Creations, Inc. Common Stock outstanding from
7.5 million to 7.8 million, thus reducing the Company's percentage of ownership from 83% to 79%.

NOTE J - Per Share Data

Earnings (loss) per share amounts are based on the weighted average number of common shares outstanding during the respective periods. The 1992 fiscal year average includes the shares issued in the Company's reorganization under Chapter 11 (See Note B) from August 26, 1991.

NOTE K - Retirement Plans and Benefits

Substantially all of the Company's employees, other than the employees of one subsidiary, who meet certain requirements of age, length of service and hours worked per year, are covered by a Company sponsored retirement plan. The plan is a noncontributory, defined benefit, trusteed plan. Benefits paid to retirees are based upon years of credited service, age at retirement and, in certain instances, average earnings. The Company's policy is to fund the minimum amount required under the Employee Retirement Income Security Act. Prior to the 1994 fiscal year, the Company maintained four separate plans. During fiscal 1994, the four plans were merged into and became one plan. Certain of the following information for prior years for these plans has been restated, for comparability purposes, to show the plans as if they had been merged as of the beginning of the periods shown.

For the employees of the Company's one subsidiary mentioned above, who are not covered by the above mentioned plans, the Company makes available a retirement savings plan which includes the salary deferral feature afforded by Section 401(k) of the Internal Revenue Code. During the years ended June 30, 1994, 1993 and 1992, the Company's contributions to, and expenses of, this plan were $40,000; $70,000 and $94,000, respectively.

The net periodic pension cost for the Company sponsored defined benefit plan for the three years ended June 30, 1994 included the following components:
                                                   (000 omitted)
                                            ----------------------------
                                                 Year Ended June 30
                                            ----------------------------
                                              1994      1993      1992
                                            --------  --------  --------
Cost of benefits earned during the period.  $    604  $    663  $  1,130
Prior service costs.......................        85        91        94
Interest cost on projected benefit
 obligation...............................     5,410     5,537     5,525
Actual return on assets...................      (526)   (6,592)   (6,525)
Adjust actual return to expected return...    (5,236)      904       993
Amortization of deferred (gain) loss......       (27)       56      (175)
Cost recognized on sale or closing of
 certain operations (Note C)..............       246       463
                                            --------  --------  --------
                 Net Periodic Pension Cost  $    556  $  1,122  $  1,042
                                            ========  ========  ========

The following sets forth the funded status of the Company sponsored plan and the amounts recognized in the accompanying balance sheet at June 30, 1994 and 1993, respectively:
                                                        (000 omitted)
                                                      ------------------
                                                           June 30
                                                      ------------------
                                                        1994      1993
                                                      --------  --------
Actuarial present value of:
 Vested benefit obligation..........................  $(66,289) $(67,614)
 Nonvested benefit obligation.......................      (178)     (267)
                                                      --------  --------
                      Accumulated Benefit Obligation  $(66,467) $(67,881)
Effect of projected future salary increases.........    (1,815)   (2,381)
                                                      --------  --------
Projected benefit obligation........................  $(68,282) $(70,262)
Plan assets at fair value, consists primarily of
 equity securities and fixed income securities......    60,330    67,127
                                                      --------  --------
                       Projected Benefit Obligation
                            in Excess of Plan Assets  $ (7,952) $ (3,135)
Unrecognized prior service cost.....................       765     1,095
Unrecognized net loss...............................     6,815     2,043
Unrecognized net transitional asset.................      (368)     (393)
Additional accrued liability........................    (5,397)   (2,787)
                                                      --------  --------
                Pension Liability Recognized within
                      the Consolidated Balance Sheet  $ (6,137) $ (3,177)
                                                      ========  ========

In determining the actuarial present value of projected benefit obligation of the Company sponsored plan as of June 30, 1994, the discount rate used was 8.2%; the expected rate of return on plan assets was 9% and, in those instances where average earnings are a factor in determining retirement benefits, the weighted average rate of increase in compensation levels was 6%. The participants become fully vested as to their benefits after five years of credited service.

The Company's pension plan was in an underfunded position at June 30, 1994 and 1993. Therefore, the Company recognized additional minimum liability as of each date. Since the additional minimum liability exceeded the pension intangible asset related to the plan at each date, the excess is reported as a reduction of stockholders' equity.

Prior to December 31, 1992 certain of the Company's employees were covered under the ILGWU National Retirement Fund ("Fund"), a multi-employer, union-sponsored, collectively-bargained, defined benefit plan. The Company's contributions to the Fund during the six months ended
December 31, 1992 and the year ended June 30, 1992 amounted to $182,000 and $409,000, respectively. See Note O for discussion of "withdrawal liability" under Multi-Employer Pension Plan Amendments Act of 1980.

NOTE L - Change in Accounting Principle for Postretirement Benefits Other
          Than Pensions

In addition to pension plans, the Company provides certain health care and life insurance benefits for certain retired employees. Of the current employees, only those of its Apparel Textiles Segment who joined the Company prior to January 1, 1988 are eligible for these postretirement benefits. Salaried employees of this segment become eligible for the health care and life insurance benefits as they retire from active employment; hourly employees of this segment become eligible for life insurance benefits as they retire. The health care benefits are provided under an unfunded Company-sponsored plan which contains cost sharing features such as deductibles and coinsurance. Employees who retire prior to age 65 but are otherwise eligible for health care benefits may elect coverage under the plan by paying "premiums" which approximate the Company's average cost for these health care benefits. The retiree life insurance plan is noncontributory; the Company pays premiums on an annual basis for the coverage. The Company may amend or change these plans periodically.

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

The details of the APBO are as follows:
                                                         (000 omitted)
                                                      ------------------
                                                        June 30  July 1
                                                         1994     1993
                                                      --------  --------
Retirees............................................  $ 13,618  $ 13,941
Fully eligible active plan participants.............       499       411
Other active plan participants......................     1,012       951
                                                      --------  --------
                                          Total APBO  $ 15,129  $ 15,303
                                                      ========  ========
                                   F-19

The net periodic postretirement benefit cost for the year ended June 30,
1994 is as follows:                                          (000 omitted)
                                                               Year Ended
                                                                June 30
                                                                  1994
                                                                --------
Service cost..................................................  $     56
Interest cost on APBO.........................................     1,052
                                                                --------
                      Net periodic postretirement benefit cost  $  1,108
                                                                ========

Postretirement benefit cost on a pay-as-you-go basis totaled $1.2 million for the year ended June 30, 1993 and has not been restated.

The health care cost trend rates used in developing the above amounts assume such costs increase by an average of 9% in the 1995 fiscal year, then by 8.6% a year to the year 2000 and then by 7.3% a year to the year 2010. A one percent increase in the health care cost trend rates assumed would have increased the APBO at July 1, 1993 and the net periodic postretirement benefit cost by 8%.

NOTE M - Supplemental Balance Sheet Information

Supplemental information regarding certain balance sheet captions is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                           June 30
                                                      ------------------
                                                        1994      1993
                                                      --------  --------
Receivables:
 Due from factor....................................  $ 10,252  $ 10,501
 Accounts receivable - trade........................     5,253     3,846
 Other..............................................     2,153     3,920
                                                      --------  --------
                                                      $ 17,658  $ 18,267
 Less allowances for doubtful accounts..............     2,372     2,707
                                                      --------  --------
                                                      $ 15,286  $ 15,560
                                                      ========  ========

Inventories:
 Raw materials......................................  $  6,347  $  6,944
 Work-in-process....................................     1,800     1,805
 Finished goods.....................................    16,613    17,039
                                                      --------  --------
                                                      $ 24,760  $ 25,788
                                                      ========  ========

                                                        (000 omitted)
                                                      ------------------
                                                           June 30
                                                      ------------------
                                                        1994      1993
                                                      --------  --------
Property, plant and equipment:
 Land and buildings.................................  $  5,083  $  5,006
 Machinery, equipment and other.....................    31,801    31,256
 Construction-in-progress...........................       563        77
                                                      --------  --------
                                                      $ 37,447  $ 36,339
 less accumulated depreciation and amortization.....    26,327    23,880
                                                      --------  --------
                   Net Property, Plant and Equipment  $ 11,120  $ 12,459
                                                      ========  ========

Other assets and deferred charges:
 Long-term assets held for sale.....................  $  4,952  $  5,938
 Interest receivable - sale of stock (Note H).......     1,710     1,606
 Deferred pension costs.............................       765     3,374
 Deposits...........................................       352       505
 Notes receivable - sale of divisions (Note C)......               5,050
 Other..............................................       746       816
                                                      --------  --------
                                                      $  8,525  $ 17,289
                                                      ========  ========

Accrued expenses and sundry liabilities:
 Accrued compensation expenses......................  $  1,449  $  1,595
 Accrued taxes other than payroll...................     1,643     1,085
 Accrued workers compensation.......................     1,493     2,173
 Accrued interest...................................     1,208
 Postretirement benefits other than pension.........     1,108
 Accrued shutdown costs.............................       703       674
 Accrued insurance..................................       454     1,345
 Accrued pension liability..........................                 822
 Other..............................................     1,268     1,607
                                                      --------  --------
                                                      $  9,326  $  9,301
                                                      ========  ========

Other long-term liabilities:
 Postretirement benefits other than pension.........  $ 14,021
 Accrued pension liability..........................     6,137  $  3,888
 Deferred shutdown costs............................                 562
 Other..............................................       642       333
                                                      --------  --------
                                                      $ 20,800  $  4,783
                                                      ========  ========

NOTE N - Supplemental Income Statement Information:
                                                   (000 Omitted)
                                            ----------------------------
                                                 Year Ended June 30
                                            ----------------------------
                                              1994      1993      1992
                                            --------  --------  --------
Other Income (Expense):
 Gain (loss) on sale of Plant, Property
  and Equipment...........................  $      3  $     (5) $    (10)
 Loss on sale of stock of subsidiary......                (491)
 Miscellaneous - net......................       283       591       729
                                            --------  --------  --------
                                            $    286  $    167  $    719
                                            ========  ========  ========

Maintenance and repairs...................  $  2,581  $  3,133  $  2,850
Advertising cost..........................     2,477     2,091     2,615

NOTE O - Legal Proceedings

In a recently concluded proceeding in its bankruptcy case (see Note B above), the Company asserted that, to the extent valid, the contingent "withdrawal liability" under the Multi-Employer Pension Plan Amendments Act of 1980 (the "Act") constituted a claim of the ILGWU National Retirement Fund (the "Fund") against the Company's Chapter 11 estate which was subject to discharge pursuant to the confirmation order and thus payable from a disputed claims reserve established under the Company's Plan. The Fund asserted that its claim was not subject to discharge and asserted that any "withdrawal" (as defined in the Act) from the Fund subsequent to the Plan's Effective Date would trigger a withdrawal liability of the reorganized Company. The Fund also asserted that the Company's proposed (as of the Effective Date) sale in 1992 of certain of its divisions would trigger a withdrawal liability. The Company disagreed and consummated the sale of the divisions during December 1992 (see Note C above). In a letter dated February 5, 1993, the Fund informed the Company that it believed that the sale of the divisions triggered a withdrawal liability of $22.5 million. The Company disputed this assertion, reasoning that, pursuant to federal law, it remained only secondarily liable for any withdrawal liability that the purchasers of those operations may trigger during the subsequent five-year period. The Company also disputed the amount of the asserted withdrawal liability.

On April 18, 1994, the Bankruptcy Court held that the Fund's contingent withdrawal liability claim was not discharged under the confirmation order. Therefore, the Fund's contingent withdrawal liability claim would, if valid, constitute a liability of the reorganized Company. On April 22, 1994, the Company filed an appeal from the Bankruptcy Court's April 18, 1994 ruling to the United States District Court for the District of Delaware.

Rather than proceed with the appeal, on August 3, 1994, the Company and the Fund reached an agreement whereby all disputes and matters regarding withdrawal liability have been settled. Under the terms of the settlement agreement, the Company issued to the Fund a subordinated contingent income note in the principal amount of $22 million due June 30, 2019. See Note E for description of the note. For purposes of these financial statements, the note has been discounted to present value to yield 13.5% to maturity, excluding the contingent interest which may become payable under terms of the note. The present value of the note, $928,000, has been charged to gain (loss) on sale of divisions. As part of the settlement, the Fund will share in the distribution of the shares of the Company's Common and Preferred Stock in the disputed claims reserve established during the bankruptcy proceedings. Also, the Fund has executed a release in favor of the Company, and its subsidiaries, affiliates, directors, officers, employees and agents, which, among other things, releases and discharges all of the Fund's withdrawal liability claims pertaining to the December 1992 sale of the Company's divisions. The terms of the settlement were approved by the Bankruptcy Court on September 2, 1994, and all litigations pertaining to the withdrawal liability dispute with the Fund are now being dismissed.

The Company is a defendant in various lawsuits. It is not expected that these suits will result in judgements which in the aggregate would have a material adverse effect on the Company's financial position.

NOTE P - Segment Information

The selected financial data for the three years ended June 30, 1994 regarding the Company's business segments and geographic areas of operations are included in Part I, Item 1 of this Form 10-K and are incorporated herein by reference.

Note Q - Major Customer

During the years ended June 30, 1994, 1993 and 1992, one of the Company's customer's purchases amounted to 13.6%, 11.8% and 11.9%, respectively, of the Company's consolidated net sales.

NOTE R - Selected Quarterly Financial Information (Unaudited)
                                           (000 omitted)
                            --------------------------------------------
                                       Quarter Ended
                            ----------------------------------
                             Sep 30   Dec 31   Mar 31  June 30   Total
                            -------  -------  -------  -------  --------
Year ended June 30, 1994:
 Net sales................  $27,873  $26,545  $21,387  $22,454  $ 98,259
 Gross profit.............   10,187    7,256    5,976    5,996    29,415
 Loss from continuing
  operations..............   (3,414)  (5,836)  (6,791)  (7,200)  (23,241)
 Net earnings (loss)......  (17,489)  (4,582)  (1,100)  22,419      (752)
 Earnings (loss) per
  common share:
   Continuing operations..    (0.25)   (0.39)   (0.45)   (0.46)    (1.55)
   Net earnings (loss)
    per common share......    (1.04)   (0.32)   (0.12)    1.19     (0.29)

Year ended June 30, 1993:
 Net sales................  $30,730  $27,790  $22,508  $27,405  $108,433
 Gross profit.............   11,820    7,813    5,064    7,454    32,151
 Loss from continuing
  operations..............   (1,728)  (6,499)  (8,304)  (6,465)  (22,996)
 Net loss.................   (2,691)  (7,899)  (8,032)  (6,613)  (25,235)
 Loss per common share:
  Continuing operations...    (0.16)   (0.43)   (0.53)   (0.42)    (1.54)
  Net loss per common share   (0.21)   (0.51)   (0.51)   (0.44)    (1.67)

- - ----------
The amounts shown above, other than for the quarter ended June 30, 1994, have been restated to report separately the results of continuing and discontinued operations.

See Note C above for gains (losses) from disposition of divisions which affected the results of operations for certain of the quarters shown above.

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
United Merchants and Manufacturers, Inc.:

We have audited the consolidated balance sheets of United Merchants and Manufacturers, Inc. and subsidiaries as of June 30, 1994 and 1993 and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Merchants and Manufacturers, Inc. and subsidiaries at June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that United Merchants and Manufacturers, Inc. will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's recurring losses from operations, net deficiency in stockholders' equity and the significant debt raise substantial doubt about its ability to continue as a going concern. Management's discussion with regard to these matters is also included in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note L of Notes to Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits other than pensions by adopting Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".



                                  KPMG PEAT MARWICK LLP


New York, New York
September 21, 1994