Form 10-Q
period 1994-09-30
UNITED MERCHANTS & MANUFACTURERS INC /NEW/
filed 1994-11-14
CIK 101357

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994


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

As of November 11, 1994, there were 17,845,000 shares of Common Stock, Par Value $1 per share, outstanding.

                 UNITED MERCHANTS AND MANUFACTURERS, INC.
                             AND SUBSIDIARIES



                                 FORM 10-Q




                               - I N D E X -




                                                                    Page
                                                                   Number
Part I   Financial Information

 Consolidated Statement of Operations..............................   3

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations..............................   4

 Consolidated Balance Sheet........................................   7

 Consolidated Statement of Cash Flows..............................   8

 Notes to Consolidated Financial Statements........................   9

Part II  Other Information

 Items.............................................................  13

 Signatures........................................................  13

    PART I - FINANCIAL INFORMATION

    UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS

                                                            (000 omitted)
                                                        -------------------
                                                         Three Months Ended
                                                            September 30
                                                        -------------------
                                                           1994     1993*
                                                        --------- ---------
    Net sales...........................................  $26,567   $27,873

    Cost of sales.......................................   17,568    17,686
    Selling, general and administrative expenses........   10,145    10,501
                                                        --------- ---------
                                         Operating Loss   ($1,146)    ($314)

    Interest expense - net..............................   (2,756)   (3,117)
    Other income .......................................       64        75
    Minority interest in net earnings of subsidiary.....     (226)      (33)
    Provision for income taxes..........................      (25)      (25)
                                                        --------- ---------
                        Loss From Continuing Operations   ($4,089)  ($3,414)

    Discontinued operations - net earnings prior
      to sale (Notes A and B)...........................              1,228

    Cumulative effect of change in accounting
      principle for postretirement benefits other
      than pensions - no income tax effect (Note C).....            (15,303)
                                                        --------- ---------
                                               Net Loss   ($4,089) ($17,489)

    Dividends applicable to preferred stock (Note E)....    1,125     1,125
                                                        --------- ---------
                   Net Loss Applicable to Common Shares   ($5,214) ($18,614)
                                                        ========= =========

    Average common shares outstanding...................   17,845    17,845

    Loss per common share:
     Continuing operations..............................   ($0.29)   ($0.25)
     Discontinued operations............................     0.00      0.07
     Change in accounting principle.....................     0.00     (0.86)
                                                        --------- ---------
                              Net Loss per Common Share    ($0.29)   ($1.04)
                                                        ========= =========
    ----------
    * The amounts for 1993 have been restated to report separately the results of continuing and discontinued operations.

    See Notes to Consolidated Financial statements.

      UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS

    Consolidated net sales of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") decreased by $1,306,000 during the first quarter of fiscal 1995 which ended September 30, 1994, to $26,567,000 from $27,873,000 during last year's first fiscal quarter, which has been restated to report separately the results of continuing and discontinued operations. The Company's apparel textiles segment reported lower sales in the current year's first quarter as compared to last year's quarter reflecting decreased unit sales of the majority of the segment's products due, in part, to later shipment dates for certain of the segment's basic products this year as compared to last year. The lower unit shipments were offset to some extent by higher average selling prices on certain of the segment's other products. The accessories and apparel segment's retail outlet store operation, experienced decreased sales in this quarter as compared to last year, primarily as the result of increased competition resulting from an increased variety and number of competitor's retail outlet stores available to the consumer and a net decrease in the number of stores operated by the Company during this year's quarter as compared to the same period last year. These decreases more than offset a 33% increase in sales in this year's quarter as compared to the same quarter last year of the segment's costume jewelry operation. Both the operation's branded label merchandise and its private label business contributed to the increase in sales. Consumer interest continued strong for that operation's branded label merchandise, while the operation continued to emphasize unique product development to provide growth in its private label programs for its customers.

    For the quarter ended September 30, 1994, the Company reported an operating loss of $1,146,000 versus an operating loss of $314,000 in last year's quarter, as restated. The Company's apparel segment reported an operating loss in the current year's first quarter as compared to an operating profit in the same quarter last year reflecting the decreased volume referred to above and lower gross profit margins reflecting price pressures on certain of the commodity products sold by that segment. Reduced sales of that segment in this year's quarter also resulted in reduced plant activity levels and underabsorption of fixed expenses. The accessories and apparel segment reported an increased operating profit for the quarter ended September 30, 1994 as compared to the September quarter last year as a result of increased operating profits of that segment's costume jewelry subsidiary, resulting from the significantly increased volume referred to above, which more than offset an increased operating loss of the segment's retail outlet store operation. The increased operating loss reported by the retail outlet store operation in this year's quarter primarily reflects the decrease in sales referred to above, despite somewhat improved gross profit margins.

    Interest expense decreased in the first quarter of fiscal 1995 by $361,000 to $2,756,000 from $3,117,000 as compared to the same quarter of fiscal 1994. The positive impact of significantly reduced average borrowings during the current year's quarter was offset to a large extent by higher borrowing rates.

    Net earnings of discontinued operations, prior to their sale, amounted to $1,228,000 in the quarter ended September 30, 1993.

    The net results for the quarter ended September 30, 1993 include an extraordinary, non-cash charge of $15,303,000 representing the cumulative effect of a change in accounting principle for postretirement benefits other than pensions. See Note C of Notes to Consolidated Financial Statements for further discussion of this change.

                    LIQUIDITY AND CAPITAL RESOURCE

    During recent years and for the three months ended September 30, 1994, the Company incurred significant losses from operations and, as of September 30, 1994, has a stockholders' equity deficit. As discussed in the Company's Annual Report on Form 10-K, the Company refinanced its senior debt as of June 30, 1994 and thereby reduced the total indebtedness of the Company. While this was a substantial, positive development for the Company, as of June 30, 1994, the Company's independent auditors' report stated that recurring losses from operations, net deficiency in stockholders' equity and the significant debt owed by the Company raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As also discussed in the Company's Annual Report on Form 10-K, in the future, the Company's strategy is to continue to pay down part of its debt through the sale of certain assets and to refinance the remainder at more beneficial terms. In addition, the Company has taken steps toward establishing, through a subsidiary, a reinsurance business. Subject to completion of certain financing and administrative agreements, this subsidiary plans to acquire certain types of existing life insurance policies and other long-term annuity contracts from mainly life insurance companies. Over a period of time, the Company is hopeful that it will generate profits and positive cash flow as it services these policies. There can be no assurances that the Company will succeed in reducing or refinancing its indebtedness or in establishing a profitable insurance business.

    During the first quarter of fiscal 1995, the Company depended on borrowings to finance its operations. The amounts which the Company borrows under its revolving loan agreements fluctuate based on the Company's cash availability or requirements. Working capital increased to $31,904,000 at September 30, 1994 from $28,086,000 at
June 30, 1994. The Company's current ratio of 2.9 to 1.0 at September 30, 1994 is the same as at June 30, 1994.

    The Company has not declared or paid any cash dividends on its 10% Cumulative Preferred Stock in order to retain its available cash for use in its operations.

    UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEET
                                                           (000 omitted)
                                                        -------------------
                                                          Sep 30   June 30
                                                           1994      1994
                           ASSETS                       --------- ---------
    Current Assets:
     Cash...............................................     $756      $662
     Receivables, net of allowances of $2,581,000 at
      September 30, 1994 and $2,372,000 at June 30, 1994   17,381    15,286
     Inventories (Note G)...............................   28,280    24,760
     Prepaid expenses and other current assets..........    2,099     1,826
                                                        --------- ---------
                                   Total Current Assets   $48,516   $42,534

    Property, Plant and Equipment (Note G)..............  $38,018   $37,447
     Less accumulated depreciation and amortization.....   26,945    26,327
                                                        --------- ---------
                                                          $11,073   $11,120

    Goodwill............................................   21,202    21,383
    Other Assets and Deferred Charges (Note G)..........    8,394     8,525
                                                        --------- ---------
                                                          $89,185   $83,562
                                                        ========= =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities:
     Trade payables.....................................   $7,233    $5,122
     Accrued expenses and sundry liabilities (Note G)...    9,379     9,326
                                                        --------- ---------
                              Total Current Liabilities   $16,612   $14,448

    Long-Term Debt (Note F).............................   87,779    80,559
    Other Long-Term Liabilities (Note G)................   20,902    20,800
    Minority Interest...................................    2,120     1,894

    Stockholders' Equity (Deficit):
     Preferred stock, par value $1 per share; 10,000,000
      shares authorized; 450,000 shares outstanding.....     $450      $450
     Common stock, par value $1 per share: 40,000,000
      shares authorized; 17,845,000 shares outstanding
      (excluding 22,800 shares held in treasury)........   17,845    17,845
     Capital in excess of par value.....................   64,674    64,674
     Retained earnings (deficit)........................ (112,563) (108,474)
     Unrealized pension liability adjustment............   (4,634)   (4,634)
     Notes receivable from stock purchase agreement.....   (4,000)   (4,000)
                                                        --------- ---------
                   Total Stockholders' Equity (Deficit)  ($38,228) ($34,139)
                                                        --------- ---------
                                                          $89,185   $83,562
                                                        ========= =========

    See Notes to Consolidated Financial Statements.

    UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CASH FLOWS                   (000 omitted)
                                                        -------------------
                                                         Three Months Ended
                                                            September 30
                                                        -------------------
                                                           1994     1993*
                                                        --------- ---------
    Cash Flows from Operating Activities:
     Net loss...........................................  ($4,089) ($17,489)
     Adjustments to reconcile net loss to net cash
      used for operating activities:
       Change in accounting principle for post-retirement
        benefits other than pensions....................             15,303
       Depreciation and amortization....................      799       857
       Minority interest................................      226        33
       Amortization of bond discount....................      252       190
     Decrease (increase) in assets:
      Receivables.......................................   (2,095)    1,474
      Inventories.......................................   (3,520)     (230)
      Prepaid expenses and other current items..........     (273)     (380)
      Other assets......................................      131       168
     Increase (decrease) in liabilities:
      Trade payables ...................................    2,111    (4,737)
      Accrued expenses and sundry liabilities...........       53     2,467
      Other long-term liabilities.......................      102    (1,452)
                                                        --------- ---------
                 Net Cash Used for Operating Activities   ($6,303)  ($3,796)

    Cash Flows from Investing Activities:
     Additions to property, plant and equipment.........    ($571)    ($331)
     Net change in assets of discontinued operations
      prior to sale.....................................              1,814
                                                        --------- ---------
    Net Cash Provided by (used for) Investing Activities    ($571)   $1,483

    Cash Flows from Financing Activities:
     Increase in notes payable..........................             $3,372
     Increase (decrease) in long-term debt..............   $6,968      (127)
                                                        --------- ---------
              Net Cash Provided by Financing Activities    $6,968    $3,245
                                                        --------- ---------
                                       Increase in Cash       $94      $932
    Cash at beginning of period.........................      662     1,032
                                                        --------- ---------
                                  Cash at end of period      $756    $1,964
                                                        ========= =========
    ----------
    Supplemental disclosures of cash flow information:
     Interest...........................................   $2,756    $2,958
     Income Taxes.......................................       25        25

    * The amounts for 1993 have been restated to report separately the results of continuing and discontinued operations.

    See Notes to Consolidated Financial Statements.

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation - The accompanying consolidated financial statements of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Subsequent to September 30, 1993, the Company sold two significant operations (see Note B below). Accordingly, the financial statements for the three months ended September 30, 1993 have been restated to report separately the results of continuing and discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of interim periods are subject to year-end audit and adjustments and are not necessarily indicative of the results of operations of the fiscal year. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

Liquidity - During each of the three years ended June 30, 1994 and for the current three months, the Company has incurred significant losses from operations and as of September 30, 1994 has a stockholders' equity deficit. As discussed in the Company's Annual Report on Form 10-K, the Company refinanced its senior debt as of June 30, 1994 and thereby reduced the total indebtedness of the Company. While this was a substantial, positive development for the Company, as of June 30, 1994, the Company's independent auditors' report stated that the recurring losses from operations, net deficiency in stockholders' equity and the significant debt owed by the Company raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - DISPOSITIONS AND TERMINATIONS OF CERTAIN OPERATIONS

During the quarter ended June 30, 1994, the Company sold substantially all of the assets (other than accounts receivable) and business, as a going concern, of its Clarkesville Mill operations. The sale resulted in a gain of approximately $3.2 million. Also during the quarter, the Company determined that the non-cash proceeds from the sale of two operations in fiscal 1993 were uncollectable and, therefore, recognized a loss on sale of those operations of $5.1 million.

During the quarter ended March 31, 1994, the Company sold substantially all of the assets (other than accounts receivable) and business, as a going concern, of its Uniblend operation. The sale resulted in a gain of approximately $5.1 million.

The proceeds from these two transactions, along with the collection of the accounts receivable of the operations, were used to reduce the Company's indebtedness.

Net sales, prior to disposition, of the above mentioned operations sold were $18.4 million and operating income was $0.9 million for the three months ended September 30, 1993.

NOTE C - CHANGE IN ACCOUNTING PRINCIPLE FOR POSTRETIREMENT BENEFITS OTHER
          THAN PENSIONS

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The statement requires accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee rather than the pay-as-you-go (cash) basis which the company used prior to adoption. The company elected to immediately recognize the accumulated postretirement benefit obligation equal to the discounted present value of expected future benefit payments attributed to employees service rendered prior to July 1, 1993. This resulted in a one-time, non-cash charge against earnings of $15.3 million as of July 1, 1993.

NOTE D - INCOME TAXES

The provisions for income taxes for the three months ended September 30, 1994 and 1993 varied from the expected relationship to loss before income taxes since the operating losses did not result in income tax benefits. The provisions consist of amounts for state and local income taxes.

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

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:
                                                         (000 omitted)
                                                      ------------------
                                                       Sep 30   June 30
                                                        1994      1994
                                                      --------  --------
  Secured promissory notes..........................  $ 12,000  $ 12,000
  Revolving loans...................................    23,284    16,316
  3 1/2% Senior Subordinated Secured Debentures
   due 2009 (net of unamortized discount of
   $47,606,000 at September 30, 1994 and
   $47,827,000 at June 30, 1994)....................    21,536    21,315
  5% Subordinated Notes due 2019:
   Issued to former senior lender...................    30,000    30,000
   Issued in settlement of lawsuit (net of
    unamortized discount of $21,041,000 at
    September 30, 1994 and $21,072,000 at
    June 30, 1994)..................................       959       928
                                                      --------  --------
                                Total Long-Term Debt  $ 87,779  $ 80,559
                                                      ========  ========

The revolving loans fluctuate based on the Company's cash availability or requirements. The secured promissory notes and revolving loans are secured by substantially all of the Company's assets.


NOTE G - SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplemental information regarding certain balance sheet captions is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                       Sep 30    June 30
                                                        1994      1994
                                                      --------  --------
Inventories:
 Raw materials......................................  $  8,600  $  6,347
 Work in process....................................     2,367     1,800
 Finished goods.....................................    17,313    16,613
                                                      --------  --------
                                                      $ 28,280  $ 24,760
                                                      ========  ========

                                                        (000 omitted)
                                                      ------------------
                                                       Sep 30    June 30
                                                        1994      1994
                                                      --------  --------
Property, plant and equipment:
 Land and buildings.................................  $  5,083  $  5,083
 Machinery, equipment and other.....................    31,841    31,801
 Construction-in-progress...........................     1,094       563
                                                      --------  --------
                                                      $ 38,018  $ 37,447
Less accumulated depreciation and amortization......    26,945    26,327
                                                      --------  --------
                   Net Property, Plant and Equipment  $ 11,073  $ 11,120
                                                      ========  ========

Other assets and deferred charges:
 Long-term assets held for sale...................... $  4,404  $  4,952
 Interest receivable - sale of stock.................    1,744     1,710
 Deferred pension cost...............................      765       765
 Deposits............................................      355       352
 Other...............................................    1,126       746
                                                      --------  --------
                                                      $  8,394  $  8,525
                                                      ========  ========

Accrued expenses and sundry liabilities:
 Accrued compensation expenses....................... $  2,709  $  1,449
 Postretirement benefits other than pension..........    1,108     1,108
 Accrued workers compensation........................      989     1,493
 Accrued taxes other than payroll....................      905     1,643
 Accrued professional fees...........................      798       442
 Accrued shutdown costs..............................      744       703
 Accrued interest....................................      603     1,208
 Accrued royalties expense...........................      442       342
 Accrued insurance...................................      368       454
 Other...............................................      713       484
                                                      --------  --------
                                                      $  9,379  $  9,326
                                                      ========  ========

Other long-term liabilities:
 Postretirement benefits other than pension.......... $ 14,021 $  14,021
 Accrued pension liability...........................    6,217     6,137
 Other...............................................      664       642
                                                      --------  --------
                                                      $ 20,902  $ 20,800
                                                      ========  ========

NOTE H - LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits. It is not expected that these suits will result in judgements which in the aggregate would have a material adverse effect on the Company's financial position.

                 UNITED MERCHANTS AND MANUFACTURERS, INC.
                             AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 2.  Changes in Securities

         Information required under this item is contained in Part I, Note F of Notes to Consolidated Financial Statements, which is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K:

         As stated in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994, Registrant filed a report on Form 8-K on July 14, 1994 regarding the Registrant's refinancing as of June 30, 1994.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNITED MERCHANTS AND MANUFACTURERS, INC.
                                              (Registrant)



Date:   November 11, 1994         By     /s/  Norman R. Forson
                                              Norman R. Forson
                                          Senior Vice President and
                                            Corporate Comptroller

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                                 FORM 10-Q


                             INDEX TO EXHIBIT


The following exhibit is being filed herewith:

Exhibit No.

    (27) Financial Data Schedule as of and for the quarter ended September 30, 1994 is filed herewith as Exhibit EX-1.