Form 10-K/A
period 1994-06-30
UNITED MERCHANTS & MANUFACTURERS INC /NEW/
filed 1995-01-24
CIK 101357

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             -----------------
                            AMENDMENT No. 1  to
                                 FORM 10-K
     This amendment is to attach Exhibit 27 - FINANCIAL DATA SCHEDULE
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1994

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

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 25, 1995        UNITED MERCHANTS AND MANUFACTURERS, INC.
                                                (Registrant)

                                  By /s/ Judith A. Nadzick
                                         Judith A. Nadzick
                                     Executive Vice President and
                                      Chief Financial Officer

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
                            Amendment No. 1 to
                                 FORM 10K



                             INDEX TO EXHIBITS

  Certain exhibits have previously been filed with the Form 10-K.

  The following exhibit is being filed herewith:

EXHIBIT
   No.
- -------
 (27)  Financial Data Schedule as of and for the year ended June 30, 1994.