Form 10-Q
period 1994-12-31
UNITED MERCHANTS & MANUFACTURERS INC /NEW/
filed 1995-02-14
CIK 101357

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994


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

As of February 10, 1995, there were 17,845,000 shares of Common Stock, Par Value $1 per share, outstanding.

                 UNITED MERCHANTS AND MANUFACTURERS, INC.
                             AND SUBSIDIARIES



                                 FORM 10-Q




                               - I N D E X -




                                                                    Page
                                                                   Number
Part I   Financial Information

 Consolidated Statement of Operations..............................   3

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations..............................   4

 Consolidated Balance Sheet........................................   7

 Consolidated Statement of Cash Flows..............................   8

 Notes to Consolidated Financial Statements........................   9

Part II  Other Information

 Items.............................................................  14

 Signatures........................................................  14

  PART I - FINANCIAL INFORMATION
  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (000 omitted)
                                   -----------------------------------------
                                    Three Months Ended     Six Months Ended
                                       December 31           December 31
                                   -------------------   -------------------
                                      1994     1993*        1994     1993*
                                   --------- ---------   --------- ---------
  Net sales........................  $16,975   $16,017     $37,094   $33,581

  Cost of sales....................   10,606    10,033      21,718    18,230
  Selling, general and
   administrative expenses.........    8,701     9,828      18,116    19,700
  Loss on termination of certain
   operation (Note B)..............      500                   500
                                   --------- ---------   --------- ---------
                    Operating Loss   ($2,832)  ($3,844)    ($3,240)  ($4,349)

  Interest expense.................   (2,933)   (3,151)     (5,689)   (6,268)
  Loss on sale of operation -
   (Note B)........................     (835)                 (835)
  Amortization of goodwill.........     (180)     (180)       (360)     (360)
  Other income ....................      129       114         210       189
  Minority interest in net
   (earnings) losses of subsidiary.      223       419          (3)      386
  Provision for income taxes.......      (25)      (25)        (50)      (50)
                                   --------- ---------   --------- ---------
   Loss from Continuing Operations   ($6,453)  ($6,667)    ($9,967) ($10,452)

  Discontinued operations (Notes A and B):
   Net earnings (loss) prior to sale
    or closing.....................       43     2,085        (532)    3,684
   Loss on closing.................   (7,900)               (7,900)

  Cumulative effect of change in
   accounting principle for post-
   retirement benefits other than
   pensions - no income tax effect
   (Note C)........................                                  (15,303)
                                   --------- ---------   --------- ---------
                          Net Loss  ($14,310)  ($4,582)   ($18,399) ($22,071)

  Dividends applicable to preferred
   stock (Note E)..................    1,125     1,125       2,250     2,250
                                   --------- ---------   --------- ---------
              Net Loss Applicable
                  to Common Shares  ($15,435)  ($5,707)   ($20,649) ($24,321)
                                   ========= =========   ========= =========

  Average common shares outstanding   17,845    17,845      17,845    17,845

  Loss per common share:
   Continuing operations...........   ($0.42)   ($0.44)     ($0.68)   ($0.71)
   Discontinued operations.........    (0.44)     0.12       (0.47)     0.21
   Change in accounting principle..     0.00      0.00        0.00     (0.86)
                                   --------- ---------   --------- ---------
         Net Loss per Common Share    ($0.86)   ($0.32)     ($1.15)   ($1.36)
                                   ========= =========   ========= =========

  * The amounts for 1993 have been restated to report separately the results of continuing and discontinued operations.

  See Notes to Consolidated Financial Statements.

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

     Consolidated net sales of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") increased by $958,000 and $3,513,000 in the quarter and six months ended December 31, 1994, respectively, as compared to last year's second fiscal quarter and first six months, which have been restated to report separately the results of continuing and discontinued operations. The increase in net sales in the current year's three and six months, as compared to the same periods last year, is the result of increased sales of 32% and 33%, respectively, of the Apparel and Accessories segment's costume jewelry operation, which more than offset decreased sales of that segment's retail outlet store operation. As discussed below, the retail outlet store operation was sold in January 1995. The increases in the sales of the costume jewelry operation reflect increased volume for all branded label merchandise as well as all current private label lines plus the expansion of the operation's private label business into new markets.

     For the quarter and six months ended December 31, 1994, the Company reported operating losses of $2,832,000 and $3,240,000, respectively, as compared to operating losses of $3,844,000 and $4,349,000, respectively, for the same periods last year. Operating results for this year's quarter and six-month period include operating losses of the Apparel and Accessories segment's retail outlet store operation of $855,000 and $1,216,000, respectively, as compared to operating losses of $580,000 and $673,000, respectively, in last year's quarter and six months. Operating results for the current year's quarter and six months also include a provision of $500,000 for operating losses of the retail stores from December 31, 1994 to the date of sale. The Apparel and Accessories segment's costume jewelry operation reported operating earnings in the quarter and six months ended December 31, 1994, as compared to operating losses in the same periods last year, primarily as the result of the increased volume referred to above, improved gross profit margins reflecting increased absorption of manufacturing and distribution overhead and improved purchasing procedures and sourcing and decreases, as a percentage of net sales, in selling, general and administrative expenses.

     Interest expense decreased by $218,000 and $579,000 in the current year's quarter and six months from the same periods last year. The positive impact of significantly reduced average borrowings during the current year's periods was offset to a large extent by a higher borrowing rate.

     Loss from continuing operations for the three and six months ended December 31, 1994 includes a provision for a non-recurring, non-cash loss of $835,000 on the sale of the Company's retail outlet store operation.

     Net earnings of discontinued operations for the current year's first fiscal quarter amounted to $43,000 as compared to net earnings of $2,085,000 during last year's comparable quarter. During the first six months of the current fiscal year, the Company reported losses from discontinued operations of $532,000 as compared to earnings of $3,684,000 in last year's first six months. Net results for the current year's quarter and six months are after a provision for a non-recurring loss on the termination of the Company's Apparel Textiles segment of $7,900,000, including estimated losses from operations from December 31, 1994 through the shutdown date, of which approximately $5,200,000 represents a non-cash loss. See Note B of Notes to Consolidated Financial Statements for discussion of discontinued operations.

     The net results for the six months ended December 31, 1993 include an extraordinary, non-cash charge of $15,303,000 representing the cumulative effect of a change in accounting principle for post retirement benefits other than pensions. See Note C of Notes to Consolidated Financial Statements for further discussion of this change.

                      LIQUIDITY AND CAPITAL RESOURCES

     During recent years and for the six months ended December 31, 1994, the Company has incurred significant losses from operations and as of December 31, 1994 has a stockholders' equity deficit. As discussed in the Company's Annual Report on Form 10-K, the Company reduced its senior debt as of June 30, 1994 and refinanced the remainder at higher interest rates. While this was a substantial, positive development for the Company, as of June 30, 1994, the Company's independent auditors' report stated that recurring losses from operations, net deficiency in stockholders' equity and the significant debt owed by the Company raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As also discussed in the Company's Annual Report on Form 10-K, in the future, the Company's strategy is to continue to pay down part of its debt through the sale of certain assets and to refinance the remainder at more beneficial terms. The Company cannot continue to operate under the terms of its present agreements, particularly the high interest rate, with its current lender other than on a very short-term basis. Therefore, the Company is aggressively exploring alternative financing methods in order to repay the current lender. Such alternative financing arrangements may include borrowing from another financial institution at reasonable market terms, the sale of stock by a subsidiary or a combination of both. There can be no assurance that such refinancing is available.

     In addition, the Company has taken steps toward establishing, through a subsidiary, a reinsurance business. Subject to completion of certain financing and administrative agreements, including the refinancing of debt referred to above, this subsidiary plans to acquire certain types of existing life insurance policies and other long-term annuity contracts from mainly life insurance companies. Over a period of time, the Company is hopeful that it will generate profits and positive cash flow as it services these policies. There can be no assurances that the Company will succeed in establishing a profitable insurance business.

     During the first six months of fiscal 1996, the Company depended on borrowings to finance its operations. The amounts which the Company borrows under its revolving loan agreements fluctuate based on the Company's cash availability or requirements.

     The Company has not declared or paid any cash dividends on its 10% Cumulative Preferred Stock in order to retain its available cash for use in its operations.

    UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEET
                                                           (000 omitted)
                                                        -------------------
                                                          Dec 31   June 30
                                                           1994     1994*
                           ASSETS                       --------- ---------
    Current Assets:
     Cash...............................................   $2,105      $662
     Receivables, net of allowances of $1,579,,000 at
      December 31, 1994 and $1,704,000 at June 30, 1994     5,953     9,757
     Inventories (Note G)...............................   19,342    21,380
     Prepaid expenses and other current assets..........    1,529     1,456
     Net assets of discontinued operations (Note A).....    7,582    14,193
                                                        --------- ---------
                                   Total Current Assets   $36,511   $47,448

    Property, Plant and Equipment (Note G)..............  $14,206   $14,799
     Less accumulated depreciation and amortization.....    8,601     8,888
                                                        --------- ---------
                                                           $5,605    $5,911

    Goodwill............................................   21,022    21,383
    Other Assets and Deferred Charges (Note G)..........    8,399     8,512
                                                        --------- ---------
                                                          $71,537   $83,254
                                                        ========= =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities:
     Trade payables.....................................   $4,574    $4,870
     Accrued expenses and sundry liabilities (Note G)...   12,879     9,270
                                                        --------- ---------
                              Total Current Liabilities   $17,453   $14,140

    Long-Term Debt (Note F).............................   84,329    80,559
    Other Long-Term Liabilities (Note G)................   20,396    20,800
    Minority Interest...................................    1,897     1,894

    Stockholders' Equity (Deficit):
     Preferred stock, par value $1 per share; 10,000,000
      shares authorized; 450,000 shares outstanding.....     $450      $450
     Common stock, par value $1 per share: 40,000,000
      shares authorized; 17,845,000 shares outstanding
      (excluding 22,800 shares held in treasury)........   17,845    17,845
     Capital in excess of par value.....................   64,674    64,674
     Retained earnings (deficit)........................ (126,873) (108,474)
     Unrealized pension liability adjustment............   (4,634)   (4,634)
     Notes receivable from stock purchase agreement.....   (4,000)   (4,000)
                                                        --------- ---------
                   Total Stockholders' Equity (Deficit)  ($52,538) ($34,139)
                                                        --------- ---------
                                                          $71,537   $83,254
                                                        ========= =========
    * The amounts for June 30, 1994 have been restated to report separately the assets and liabilities and net assets of continuing and discontinued operations.

    See Notes to Consolidated Financial Statements.
                                         7







    UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CASH FLOWS                   (000 omitted)
                                                        -------------------
                                                          Six Months Ended
                                                            December 31
                                                        -------------------
                                                           1994     1993*
                                                        --------- ---------
    Cash Flows from Operating Activities:
     Net loss........................................... ($18,399) ($22,071)
     Adjustments to reconcile net loss to net cash
      used for operating activities:
       Change in accounting principle for post-retirement
        benefits other than pensions....................             15,303
       Depreciation and amortization....................      806       876
       Minority interest................................        3      (386)
       Amortization of bond discount....................      505       380
       Accrued loss on sale or shutdown of operations...    9,235
        less cash portion of accruals...................   (3,204)
     Decrease (increase) in assets:
      Receivables.......................................    3,804     6,423
      Inventories.......................................    2,038     2,653
      Prepaid expenses and other current items..........      (73)     (134)
      Other assets......................................      113       277
     Increase (decrease) in liabilities:
      Trade payables ...................................     (296)   (4,290)
      Accrued expenses and sundry liabilities...........    2,774       138
      Other long-term liabilities.......................     (404)   (1,502)
                                                        --------- ---------
                 Net Cash Used for Operating Activities   ($3,098)  ($2,333)

    Cash Flows from Investing Activities:
     Additions to property, plant and equipment.........    ($242)    ($171)
     Disposition of equipment...........................      103         0
     Net change in assets of discontinued operations
      prior to sale or shutdown.........................    1,415     7,307
                                                        --------- ---------
              Net Cash Provided by Investing Activities    $1,276    $7,136

    Cash Flows from Financing Activities:
     Increase in notes payable..........................            ($4,378)
     Increase (decrease) in long-term debt..............   $3,265      (467)
                                                        --------- ---------
    Net Cash Provided by (used for) Financing Activities   $3,265   ($4,845)
                                                        --------- ---------
                                       Increase in Cash    $1,443      ($42)
    Cash at beginning of period.........................      662     1,008
                                                        --------- ---------
                                  Cash at end of period    $2,105      $966
                                                        ========= =========
    ----------
    Supplemental disclosures of cash flow information:
     Interest paid......................................   $5,184    $5,888
     Income taxes paid..................................       50        50
    * The amounts for 1993 have been restated to report separately the results of continuing and discontinued operations.
    See Notes to Consolidated Financial Statements.

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation - The accompanying consolidated financial statements of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Subsequent to December 31, 1993, the Company sold two significant operations and closed another (see Note B below).
Accordingly, the financial statements for the three and six months ended December 31, 1993 have been restated to report separately the results of continuing and discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of interim periods are subject to year-end audit and adjustments and are not necessarily indicative of the results of operations of the fiscal year. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

Liquidity - During each of the three years ended June 30, 1994 and for the current three and six months, the Company has incurred significant losses from operations and as of December 31, 1994 has a stockholders' equity deficit. As discussed in the Company's Annual Report on Form 10-K, the Company refinanced its senior debt as of June 30, 1994 and thereby reduced the total indebtedness of the Company. While this was a substantial, positive development for the Company, as of June 30, 1994, the Company's independent auditors' report stated that the recurring losses from operations, net deficiency in stockholders' equity and the significant debt owed by the Company raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - DISPOSITIONS OF CERTAIN OPERATIONS

Sale of Portion of Accessories and Apparel Segment:

In January 1995, the Company sold the retail outlet store operations of its Accessories and Apparel segment for cash and the assumption by the buyer of certain of the operation's liabilities. The financial statements presented herein include the results of the retail outlet store operations through December 31, 1994. During the quarter ended December 31, 1994, the Company recognized a loss of $1.3 million for the sale and the loss from operations from December 31, 1994 to date of sale. For the three and six months ended December 31, 1994, net sales of these operations were $4.3 million and $9.8 million and operating loss was $0.9 million and $1.2 million, respectively. For the three and six months ended December 31, 1993, net sales of these operations were $6.4 million and $13.2 million and operating loss was $0.6 million and $0.7 million, respectively.

Discontinued Operations:

In December 1994, the Company announced that it would close its Buffalo Mill division, which was its Apparel Textiles segment, on or about February 17, 1995. The Company has made a provision for losses of $7.9 million for the closing and ongoing costs of the division.

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

The proceeds from the two sale transactions, together with the collection of the accounts receivable of all three of the discontinued operations mentioned above, were or will be used to reduce the Company's indebtedness.

The financial statements and notes thereto presented herein have been restated to reflect the three discontinued operations as such. For the three and six months ended December 31, 1994, net sales of the Apparel Textile segment were $8.9 million and $15.3 million and operating income
(loss) was $0.1 million and ($0.5) million, respectively. For the three and six months ended December 31, 1993, net sales of the three operations were $27.9 million and $56.5 million and operating income was $1.3 million and $2.6 million, respectively.

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

NOTE D - INCOME TAXES

The provisions for income taxes for the three and six months ended December 31, 1994 and 1993 varied from the expected relationship to loss before income taxes since the operating losses did not result in income tax benefits. The provisions consist of amounts for state and local income taxes.

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

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:
                                                         (000 omitted)
                                                      ------------------
                                                       Dec 31   June 30
                                                        1994      1994
                                                      --------  --------
  Secured promissory notes..........................  $ 12,000  $ 12,000
  Revolving loans...................................    19,581    16,316
  3 1/2% Senior Subordinated Secured Debentures
   due 2009 (net of unamortized discount of
   $47,385,000 at December 31, 1994 and
   $47,827,000 at June 30, 1994)....................    21,757    21,315
  5% Subordinated Notes due 2019:
   Issued to former senior lender...................    30,000    30,000
   Issued in settlement of lawsuit (net of
    unamortized discount of $21,009,000 at
    December 31, 1994 and $21,072,000 at
    June 30, 1994)..................................       991       928
                                                      --------  --------
                                Total Long-Term Debt  $ 84,329  $ 80,559
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

NOTE G - SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplemental information regarding certain balance sheet captions is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                       Dec 31    June 30
                                                        1994      1994*
                                                      --------  --------
Inventories:
 Raw materials......................................  $  5,448  $  5,551
 Work in process....................................       606       705
 Finished goods.....................................    13,288    15,124
                                                      --------  --------
                                                      $ 19,342  $ 21,380
                                                      ========  ========

Property, plant and equipment:
 Land and buildings.................................  $  3,502  $  3,502
 Machinery, equipment and other.....................    10,704    11,297
                                                      --------  --------
                                                      $ 14,206  $ 14,799
Less accumulated depreciation and amortization......     8,601     8,888
                                                      --------  --------
                   Net Property, Plant and Equipment  $  5,605  $  5,911
                                                      ========  ========

Other assets and deferred charges:
 Long-term assets held for sale...................... $  4,398  $  4,952
 Interest receivable - sale of stock.................    1,785     1,710
 Deferred pension cost...............................      765       765
 Deposits............................................      417       352
 Other...............................................    1,034       733
                                                      --------  --------
                                                      $  8,399  $  8,512
                                                      ========  ========

Accrued expenses and sundry liabilities:
 Accrued compensation expenses....................... $  1,601  $  1,363
 Postretirement benefits other than pension..........    1,238     1,108
 Accrued workers compensation........................    1,192     1,493
 Accrued taxes other than payroll....................      893     1,643
 Accrued professional fees...........................      635       442
 Accrued shutdown costs..............................    4,664       703
 Accrued interest....................................    1,208     1,208
 Accrued royalties expense...........................      463       342
 Accrued insurance...................................      474       454
 Other...............................................      511       514
                                                      --------  --------
                                                      $ 12,879  $  9,270
                                                      ========  ========

                                                        (000 omitted)
                                                      ------------------
                                                       Dec 31    June 30
                                                        1994      1994*
                                                      --------  --------
Other long-term liabilities:
 Postretirement benefits other than pension.......... $ 13,688 $  14,021
 Accrued pension liability...........................    6,281     6,137
 Other...............................................      427       642
                                                      --------  --------
                                                      $ 20,396  $ 20,800
                                                      ========  ========

* The amounts for June 30, 1994 have been restated to report separately the assets and liabilities of continuing and discontinued operations.

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


Item 6.  Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K:

         On December 28, 1994, Registrant filed a report on Form 8-K stating that Registrant will close its Buffalo Mill Division on or about February 17, 1995.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNITED MERCHANTS AND MANUFACTURERS, INC.
                                              (Registrant)



Date:   February 14, 1995         By     /s/  Norman R. Forson
                                              Norman R. Forson
                                          Senior Vice President and
                                            Corporate Comptroller