Form 10-Q
period 1995-03-31
UNITED MERCHANTS & MANUFACTURERS INC /NEW/
filed 1995-05-19
CIK 101357

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995


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

As of May 10, 1995, there were 17,845,000 shares of Common Stock, Par Value $1 per share, outstanding.

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

  PART I - FINANCIAL INFORMATION

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (000 omitted)
                                   -----------------------------------------
                                    Three Months Ended    Nine Months Ended
                                         March 31              March 31
                                   -------------------   -------------------
                                      1995     1994*        1995     1994*
                                   --------- ---------   --------- ---------
  Net sales........................  $11,197   $14,119     $48,291   $47,700

  Cost of sales....................    6,499     7,986      28,217    26,216
  Selling, general and
   administrative expenses.........    6,294     9,144      24,496    28,897
  Loss on termination of certain
   operations (Note B).............       13                   513
                                   --------- ---------   --------- ---------
                    Operating Loss   ($1,609)  ($3,011)    ($4,935)  ($7,413)

  Interest expense.................   (2,731)   (3,084)     (8,420)   (9,352)
  Loss on sale of operation -
   (Note B)........................                           (835)
  Amortization of goodwill.........     (180)     (180)       (540)     (540)
  Other income ....................       22       173         318       415
  Minority interest in net losses
   of subsidiary...................      155        19         152       405
  Provision for income taxes.......      (25)      (25)        (75)      (75)
                                   --------- ---------   --------- ---------
   Loss from Continuing Operations   ($4,368)  ($6,108)   ($14,335) ($16,560)

  Discontinued operations (Notes A and B):
   Net earnings (loss) prior to sale
     or closing....................                (95)       (532)    3,589
   Gain (loss) on sale or closing..              5,103      (7,900)    5,103

  Cumulative effect of change in
   accounting principle for post-
   retirement benefits other than
   pensions - no income tax effect
   (Note C)........................                                  (15,303)
                                   --------- ---------   --------- ---------
                          Net Loss   ($4,368)  ($1,100)   ($22,767) ($23,171)

  Dividends applicable to preferred
   stock (Note E)..................    1,125     1,125       3,375     3,375
                                   --------- ---------   --------- ---------
              Net Loss Applicable
                  to Common Shares   ($5,493)  ($2,225)   ($26,142) ($26,546)
                                   ========= =========   ========= =========

  Average common shares outstanding   17,845    17,845      17,845    17,845

  Loss per common share:
   Continuing operations...........   ($0.31)   ($0.41)     ($0.99)   ($1.12)
   Discontinued operations.........     0.00      0.28       (0.47)     0.49
   Change in accounting principle..     0.00      0.00        0.00     (0.86)
                                   --------- ---------   --------- ---------
         Net Loss per Common Share    ($0.31)   ($0.13)     ($1.46)   ($1.49)
                                   ========= =========   ========= =========
  -------------------
  * The amounts for 1994 have been restated to report separately the results of continuing and discontinued operations.

  See Notes to Consolidated Financial Statements.

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

     Consolidated net sales of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") decreased by $2,922,000 in the three months and increased by $591,000 in the nine months ended March 31, 1995, as compared to last year's third fiscal quarter and nine months, which have been restated to report separately the results of continuing and discontinued operations. The decrease in net sales in the current year's quarter as compared to the same period last year is the result of the Company's sale of the retail outlet store operations of its Accessories and Apparel segment in January 1995 (see Note B of Notes to Consolidated Financial Statements). The decrease was partially offset by a 6% increase in net sales of the Company's Apparel and Accessories segment's costume jewelry operation. The increase in net sales for the current nine month period is the result of a 23% increase in net sales of the Apparel and Accessories segment's costume jewelry operation, which more than offset the fact that net sales for the current year's third fiscal quarter included no sales from the retail outlet store operation which, as mentioned above, was sold. The Company attributes the increases in the sales of the costume jewelry operation to strong product performance at retail, improvement in service levels, technological advances and development of new customers.

     For the quarter and nine months ended March 31, 1995, the Company reported operating losses of $1,609,000 and $4,935,000, respectively, as compared to operating losses of $3,011,000 and $7,413,000, respectively, for the same periods last year. Operating results for this year's nine-month period include operating losses of the Apparel and Accessories segment's retail outlet store operation of $1,216,000, as compared to operating losses of $1,657,000 in last year's nine months. The current year's quarter includes no results of operations of the retail store operations while prior year's quarter includes operating losses of $984,000. Operating results for the current year's nine months also include $513,000 of operating losses of the retail stores from December 31, 1994 to the date of sale. The Apparel and Accessories segment's costume jewelry operation reported lower operating earnings in the current year's quarter as compared with the prior year's same three months. For the nine months ended March 31, 1995, the operation reported operating income as compared to an operating loss in the same period last year, primarily as the result of (1) the increased sales volume referred to above, (2) improved gross profit margins reflecting increased absorption of manufacturing and distribution overhead and improved purchasing procedures and sourcing and (3) decreases, as a percentage of net sales, in selling, general and administrative expenses.

     Interest expense decreased by $353,000 and $932,000 in the current year's quarter and nine months from the same periods last year. The positive impact of significantly reduced average borrowings during the current year's periods was offset to a large extent by a higher borrowing rate.

     Loss from continuing operations for the nine months ended March 31, 1995 includes a provision for a non-recurring, non-cash loss of $835,000 on the sale of the Company's retail outlet store operation.

     During the nine months of the current fiscal year, the Company reported losses from discontinued operations of $532,000 as compared to earnings of $3,589,000 in last year's nine months. Net results for the nine months ended March 31, 1995 are after a provision for a non-recurring loss on the termination of the Company's Apparel Textiles segment of $7,900,000, including estimated losses from operations from December 31, 1994 through the shutdown date, of which approximately $5,200,000 represents a non-cash loss. Net results for the prior year's quarter and nine months includes a gain of $5,103,000 on the sale by the Company of its Uniblend division. See Note B of Notes to Consolidated Financial Statements for discussion of discontinued operations.

     The net results for the nine months ended March 31, 1994 include an extraordinary, non-cash charge of $15,303,000 representing the cumulative effect of a change in accounting principle for post retirement benefits other than pensions. See Note C of Notes to Consolidated Financial Statements for further discussion of this change.

                      LIQUIDITY AND CAPITAL RESOURCES

     During recent years and for the nine months ended March 31, 1995, the Company has incurred significant losses from operations and as of March 31, 1995 has a stockholders' equity deficit. As discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1994, the Company reduced its senior debt as of June 30, 1994 and refinanced the remainder at higher interest rates. While this was a substantial, positive development for the Company, as of June 30, 1994, the Company's independent auditors' report stated that recurring losses from operations, net deficiency in stockholders' equity and the significant debt owed by the Company raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As also discussed in the Company's Annual Report on Form 10-K, in the future, the Company's strategy is to continue to pay down part of its debt through the sale of certain assets and to refinance the remainder at more beneficial terms. The Company cannot continue to operate under the terms of its present agreements, particularly the high interest rate, with its current lender other than on a very short-term basis. Subsequent to March 31, 1995, the Company reached an understanding with the current lender regarding the long-term debt of the Company's 79% owned subsidiary, Victoria Creations, Inc. (which debt is included in the Company's consolidated balance sheet), whereby the current lender will increase the credit line and reduce the interest rate on the debt of the subsidiary. There can be no assurance that this understanding will evolve into a definitive agreement. Therefore, the Company continues to aggressively explore alternative financing methods in order to repay the current lender. Such alternative financing arrangements may include borrowing from another financial institution at reasonable market terms, the sale of stock of or by a subsidiary or a combination of both. There can be no assurance that such refinancing is available.

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

     During the first nine months of fiscal 1995, the Company depended on borrowings and proceeds from the sale or shutdown of divisions to finance its operations. The amounts which the Company borrows under its revolving loan agreements fluctuate based on the Company's cash availability or requirements.

     The Company has not declared or paid any cash dividends on its 10% Cumulative Preferred Stock in order to retain its available cash for use in its operations.

    UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEET
                                                           (000 omitted)
                                                        -------------------
                                                          Mar 31   June 30
                                                           1995     1994*
                           ASSETS                       --------- ---------
    Current Assets:
     Cash...............................................   $1,808      $662
     Receivables, net of allowances of $2,034,000 at
      March 31, 1995 and $1,704,000 at June 30, 1994        9,205     9,757
     Inventories (Note G)...............................   17,329    21,380
     Prepaid expenses and other current assets..........    1,243     1,456
     Net assets of discontinued operations (Note A).....    2,687    14,193
                                                        --------- ---------
                                   Total Current Assets   $32,272   $47,448

    Property, Plant and Equipment (Note G)..............  $11,992   $14,799
     Less accumulated depreciation and amortization.....    7,246     8,888
                                                        --------- ---------
                                                           $4,746    $5,911

    Goodwill............................................   20,842    21,383
    Other Assets and Deferred Charges (Note G)..........    8,292     8,512
                                                        --------- ---------
                                                          $66,152   $83,254
                                                        ========= =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities:
     Trade payables.....................................   $5,791    $4,870
     Accrued expenses and sundry liabilities (Note G)...    8,220     9,270
                                                        --------- ---------
                              Total Current Liabilities   $14,011   $14,140

    Long-Term Debt (Note F).............................   84,037    80,559
    Other Long-Term Liabilities (Note G)................   23,268    20,800
    Minority Interest...................................    1,742     1,894

    Stockholders' Equity (Deficit):
     Preferred stock, par value $1 per share; 10,000,000
      shares authorized; 450,000 shares outstanding.....     $450      $450
     Common stock, par value $1 per share: 40,000,000
      shares authorized; 17,845,000 shares outstanding
      (excluding 22,800 shares held in treasury)........   17,845    17,845
     Capital in excess of par value.....................   64,674    64,674
     Retained earnings (deficit)........................ (131,241) (108,474)
     Unrealized pension liability adjustment............   (4,634)   (4,634)
     Notes receivable from stock purchase agreement.....   (4,000)   (4,000)
                                                        --------- ---------
                   Total Stockholders' Equity (Deficit)  ($56,906) ($34,139)
                                                        --------- ---------
                                                          $66,152   $83,254
                                                        ========= =========
    * The amounts for June 30, 1994 have been restated to report separately the assets and liabilities and net assets of continuing and discontinued operations.

    See Notes to Consolidated Financial Statements.
                                         7







  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (000 omitted)
                                                         -------------------
                                                          Nine Months Ended
                                                               March 31
                                                         -------------------
                                                            1995     1994*
                                                         --------- ---------
  Cash Flows from Operating Activities:
   Net loss.............................................. ($22,767) ($23,171)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
     Change in accounting principle for post-retirement
      benefits other than pensions.......................             15,303
     Depreciation and amortization.......................    1,158     1,306
     Minority interest...................................     (152)     (405)
     Amortization of bond discount.......................      774       585
     Loss on shutdown of certain operations..............    7,900
      Less cash portion ofloss on shutdown ..............   (2,704)
     Loss on sale of division............................      835    (5,103)
   Decrease (increase) in assets:
    Receivables..........................................      552     1,609
    Inventories..........................................    3,025       635
    Prepaid expenses and other current items.............      213      (347)
    Other assets and deferred charges....................      101       738
   Increase (decrease) in liabilities:
    Trade payables ......................................    1,364    (1,510)
    Accrued expenses and sundry liabilities..............     (983)      398
    Other long-term liabilities..........................   (1,066)   (1,695)
                                                         --------- ---------
                  Net Cash Used for Operating Activities  ($11,750) ($11,657)

  Cash Flows from Investing Activities:
   Additions to property, plant and equipment............    ($267)    ($259)
   Dispositions of property, plant and equipment.........      103
   Sale or shutdown of divisions:
    Proceeds from sale or shutdown of divisions..........    8,941    17,881
    Non-cash proceeds - receivables......................                252
   Net change in assets of discontinued operation
    prior to sale or shutdown............................    1,415     4,883
                                                         --------- ---------
               Net Cash Provided by Investing Activities   $10,192   $22,757

  Cash Flows from Financing Activities:
   Decrease in loans payable to factor...................            ($9,179)
   Increase (Decrease) in long-term debt.................    2,704    (2,135)
                                                         --------- ---------
    Net Cash Provided by (Used for) Financing Activities    $2,704  ($11,314)
                                                         --------- ---------
                             Increase (Decrease) in Cash    $1,146     ($214)

  Cash at beginning of period............................      662     1,008
                                                         --------- ---------
                                   Cash at end of period    $1,808      $794
                                                         ========= =========
  -------------------
  Supplemental disclosures of cash flow information:
   Interest..............................................   $9,154    $9,430
   Income Taxes..........................................       75        75

  * The amounts for 1994 have been restated to report separately the results of continuing and discontinued operations.

  The accompanying notes are an integral part of these financial statements.
                                       8






















         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation - The accompanying consolidated financial statements of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. During the quarter ended March 31, 1994, the Company sold an operation and subsequent to March 31, 1994, the Company sold another and closed a third (see Note B - Discontinued Operations - below). Accordingly, the financial statements for the three and nine months ended March 31, 1994 have been restated to report separately the results of continuing and discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of interim periods are subject to year-end audit and adjustments and are not necessarily indicative of the results of operations of the fiscal year. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

Liquidity - During each of the three years ended June 30, 1994 and for the current three and nine months, the Company has incurred significant losses from operations and as of March 31, 1995 has a stockholders' equity deficit. As discussed in the Company's Annual Report on Form 10-K, the Company refinanced its senior debt as of June 30, 1994 and thereby reduced the total indebtedness of the Company. While this was a substantial, positive development for the Company, as of June 30, 1994, the Company's independent auditors' report stated that the recurring losses from operations, net deficiency in stockholders' equity and the significant debt owed by the Company raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - DISPOSITIONS OF CERTAIN OPERATIONS

Sale of Portion of Accessories and Apparel Segment:

In January 1995, the Company sold the retail outlet store operations of its Accessories and Apparel segment for cash and the assumption by the buyer of certain of the operation's liabilities. The financial statements presented herein include the results of the retail outlet store operations through December 31, 1994. During the quarter ended December 31, 1994, the Company recognized a loss of $1.3 million for the sale and the loss from operations from December 31, 1994 to date of sale. Net sales for the nine months ended March 31,1995 include net sales of $9.8 million and operating loss includes a loss of $1.2 million from these operations. Net sales for the three and nine months ended March 31, 1994 include net sales of $3.9 million and $17.2 million and operating loss includes a loss of $1.0 million and $1.7 million, respectively, from these operations.

Discontinued Operations:

In December 1994, the Company announced that it would close its Buffalo Mill division, which was its Apparel Textiles segment, on or about February 17, 1995. The Company made a provision for losses of $7.9 million for the closing and ongoing costs of the division.

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

The financial statements and notes thereto presented herein have been restated to reflect the three discontinued operations as such. For the six months ended December 31, 1994 (period prior to the decision to close the Apparel Textile segment), net sales of the Apparel Textile segment were $15.3 million and operating loss was $0.5 million. For the three and nine months ended March 31, 1994, net sales of the three operations were $23.9 million and $80.4 million and operating income (loss) was ($0.1) million and $2.6 million, respectively.

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

NOTE D - INCOME TAXES

The provisions for income taxes for the three and nine months ended March 31, 1995 and 1994 varied from the expected relationship to loss before income taxes since the operating losses did not result in income tax benefits. The provisions consist of amounts for state and local income taxes.

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

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:
                                                         (000 omitted)
                                                      ------------------
                                                       Mar 31   June 30
                                                        1995      1994
                                                      --------  --------
  Secured promissory notes..........................  $ 12,000  $ 12,000
  Revolving loans...................................    19,020    16,316
  3 1/2% Senior Subordinated Secured Debentures
   due 2009 (net of unamortized discount of
   $47,147,000 at March 31, 1995 and
   $47,827,000 at June 30, 1994)....................    21,995    21,315
  5% Subordinated Notes due 2019:
   Issued to former senior lender...................    30,000    30,000
   Issued in settlement of lawsuit (net of
    unamortized discount of $20,978,000 at
    March 31, 1995 and $21,072,000 at
    June 30, 1994)..................................     1,022       928
                                                      --------  --------
                                Total Long-Term Debt  $ 84,037  $ 80,559
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

NOTE G - SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplemental information regarding certain balance sheet captions is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                       Mar 31    June 30
                                                        1995      1994*
                                                      --------  --------
Inventories:
 Raw materials......................................  $  5,309  $  5,551
 Work in process....................................       422       705
 Finished goods.....................................    11,598    15,124
                                                      --------  --------
                                                      $ 17,329  $ 21,380
                                                      ========  ========

Property, plant and equipment:
 Land and buildings.................................  $  3,502  $  3,502
 Machinery, equipment and other.....................     8,490    11,297
                                                      --------  --------
                                                      $ 11,992  $ 14,799
Less accumulated depreciation and amortization......     7,246     8,888
                                                      --------  --------
                   Net Property, Plant and Equipment  $  4,746  $  5,911
                                                      ========  ========

Other assets and deferred charges:
 Long-term assets held for sale...................... $  4,314  $  4,952
 Interest receivable - sale of stock.................    1,831     1,710
 Deferred pension cost...............................      765       765
 Deposits............................................      338       352
 Other...............................................    1,044       733
                                                      --------  --------
                                                      $  8,292  $  8,512
                                                      ========  ========

Accrued expenses and sundry liabilities:
 Accrued compensation expenses....................... $  1,763  $  1,363
 Postretirement benefits other than pension..........    1,303     1,108
 Accrued workers compensation........................    1,103     1,493
 Accrued taxes other than payroll....................      428     1,643
 Accrued professional fees...........................      720       442
 Accrued shutdown costs..............................      124       703
 Accrued interest....................................      603     1,208
 Accrued royalties expense...........................      400       342
 Accrued insurance...................................      460       454
 Other...............................................    1,316       514
                                                      --------  --------
                                                      $  8,220  $  9,270
                                                      ========  ========

                                                        (000 omitted)
                                                      ------------------
                                                       Mar 31    June 30
                                                        1995      1994*
                                                      --------  --------
Other long-term liabilities:
 Postretirement benefits other than pension.......... $ 13,521 $  14,021
 Accrued pension liability...........................    6,521     6,137
 Accrued shutdown costs..............................    3,208       419
 Other...............................................       18       223
                                                      --------  --------
                                                      $ 23,268  $ 20,800
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


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             (27) Financial Data Schedule - filed herewith.

         (b) Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNITED MERCHANTS AND MANUFACTURERS, INC.
                                              (Registrant)



Date:   May 19, 1995              By     /s/  Norman R. Forson
                                              Norman R. Forson
                                          Senior Vice President and
                                            Corporate Comptroller

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                                 FORM 10-Q


                             INDEX TO EXHIBIT


The following exhibits are being filed herewith:

Exhibit No.

    (27) Financial Data Schedule as of and for the quarter ended March 31, 1995 is filed herewith.