Form 10-K
period 1995-06-30
UNITED MERCHANTS & MANUFACTURERS INC /NEW/
filed 1995-10-20
CIK 101357

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             -----------------
                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1995

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

    The aggregate market value of Common Stock, Par Value $1 Per Share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on September 22, 1995 was approximately $3,125,000.

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

    As of September 22, 1995, there were 17,845,000 shares of Common Stock, Par Value $1 Per Share, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1995 are incorporated by reference into Part III.

                                  PART I

Item 1. Business.

General

As a result of the closing of its apparel textile manufacturing operation in February 1995 and the sale of its retail outlet stores in January 1995, United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") is currently engaged only in the design, manufacture and distribution of costume jewelry. The Company's operations are located in the United States.

Recent Events

    Financing

Effective July 31, 1995, the Company and its 79%-owned subsidiary, Victoria Creations, Inc. ("Victoria"), each renegotiated its borrowing arrangements with its current lender. Under the terms of the amended agreements, the Company's borrowings under the revolving and term loans with the lender as of June 30, 1995 (see Note D of Notes to Consolidated Financial Statements) were converted to a term loan. This term loan will be repayable from collections of certain accounts receivable and sales of inventory other than those of Victoria and a portion of the proceeds of sales of the Company's other assets, primarily real property. The term loan matures July 31, 2000 and bears interest at the rate of 12% a year.

The new arrangements for Victoria consist of a $5.0 million term loan due June 15, 2000 and a revolving loan, based on Victoria's eligible accounts receivable and inventories, having a term ending June 15, 1998. The revolving loan will be renewed automatically for successive one year periods thereafter unless terminated by either party upon thirty days notice. These loans bear interest at prime rate plus 3 1/2%, or currently 12 1/4% a year.

On June 30, 1994, the Company reduced its indebtedness to its then senior secured lender to the target amount established in an agreement with that lender. At that time, in accordance with the agreement, the lender accepted, in full satisfaction of the balance (approximately $63.4 million) of the Company's indebtedness to the lender, a 5% subordinated contingent income note due June 30, 2019 in the principal amount of $30 million. The Company reduced its indebtedness to the targeted amount through the sale of two of the Company's operating divisions, sales of certain other assets, and a borrowing of approximately $29 million from the Company's current lender.

The satisfaction of this indebtedness by the Company was accounted for as a "troubled debt restructuring" and resulted in an extraordinary, non-cash gain from retirement of debt of $33.4 million

    Dispositions and Terminations of Certain Operations

In January 1995, the Company sold its retail outlet store operations for cash and the assumption by the buyer of certain of the operation's liabilities. The financial statements presented herein include the results of the retail outlet store operations through December 31, 1994. During the quarter ended December 31, 1994, the Company recognized a loss of $1.3 million for the sale and the loss from operations from December 31, 1994 to date of sale.

In December 1994, the Company announced that it would close its Buffalo Mill division, which was its Apparel Textiles segment. The Company made a provision for losses of $9.1 million for the closing and ongoing costs of the division.

During the fiscal year ended June 30, 1994, the Company sold substantially all of the assets (other than accounts receivable) and business, as a going concern, of the Uniblend operation of its apparel textiles segment and of its Clarkesville Mill division. The sales resulted in gains of approximately $8.3 million. Also, during the year, the Company determined that non-cash proceeds from the sale of two operations in fiscal 1993 were uncollectible and, therefore, recognized a loss on sale of those operations of $5.1 million.

During the fiscal year ended June 30, 1993, the Company sold certain assets of and discontinued a converting operation of its Home Furnishings segment. The discontinuance resulted in a loss, after adjustment during the six months ended June 30, 1993, of $3.8 million. This loss was partially offset by sale of assets of a business previously discontinued for $1.1 million more than the Company's carrying value of these assets. Also during the 1993 fiscal year, the Company consummated the sale of the swimwear and the children's slip and sleepwear operations of its Apparel segment. The Company recognized no gain or loss on the sale of these two operations.

The proceeds from the above transactions, along with the collection of the accounts receivable of the operations, were used to reduce the Company's indebtedness.

    Discontinuance of Medical Plan

Effective August 31, 1995, the Company discontinued the Company-sponsored medical plan for its employees and retirees other than Victoria's current employees. The discontinuance will result in a non-cash gain of $10.2 million and a reduction of $10.2 million in the Company's liability for postretirement benefits other than pension and will reduce the Company's ongoing cash expenses by more than $1 million a year.

Description of Principal Activities

The following is a description of UM&M's business segment.

The Company's operations consist of it's 79% owned subsidiary, Victoria Creations, Inc. ("Victoria"). Victoria's Common Stock is publicly traded and is quoted on the OTC Bulletin Board operated by National Association of Securities Dealers, Inc. Victoria files quarterly and annual reports with the Securities and Exchange Commission.

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

Victoria competes on the basis of design, quality, reliability as a supplier, service to the customer and price. Its major competitors are Monet, Anne Klein division of Swank, Inc., Liz Claiborne, Inc. and Napier, Inc.

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

                                         (000 omitted)
                        ------------------------------------------------
                                    Year Ended or at June 30
                        ------------------------------------------------
                          1995      1994      1993      1992      1991
                        --------  --------  --------  --------  --------
Net sales.............. $ 59,493  $ 64,934  $ 68,788  $ 61,448  $ 61,757
Operating loss.........   (6,633)  (11,314)  (11,160)  (17,369)  (25,170)
Loss from continuing
  operations...........  (18,330)  (22,737)  (22,466)  (27,390)  (36,105)
Loss per common share from
  continuing operations    (1.28)    (1.52)    (1.51)    (1.89)    (3.97)
Total assets...........   58,428    83,254   126,420   140,721   152,411
Liabilities subject to
  compromise...........                                          204,279
Long-term debt and notes
  payable..............   81,071   80,559    133,564   117,500    69,374

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

No cash dividends on the Company's Common or Preferred Stock have been paid during the five years ended June 30, 1995.

The selected financial data should be read in conjunction with the related Consolidated Financial Statements and notes thereto.

Environmental Considerations

The Company's manufacturing operations are subject to various Federal, state and local laws restricting the discharge of materials into the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of its operations because of such regulations. The Company continually expends funds to assure that its facilities are in compliance with applicable environmental regulations. In fiscal 1995, the Company's capital expenditures for environmental control facilities were not significant, and no significant capital expenditures are expected in fiscal 1996.

Raw Materials

Raw materials used by the Company are currently available from several sources in sufficient quantities for the Company's requirements.

Employee Relations

The Company currently employs approximately 650 persons. The Company considers its labor relations with its employees to be good.

Executive Officers of the Registrant

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

     Name         Age(1)  Present Position      Business Experience
     ----         ------  ----------------      -------------------
Uzi Ruskin......... 50    Chairman, President,  Chairman, President,
                           Chief Executive and   Chief Executive and
                           Chief Operating       Chief Operating
                           Officer               Officer of UM&M

Sidney O. Margolis. 69    Executive Vice        Executive Vice President
                           President and         of UM&M
                           Assistant Secretary

Judith A. Nadzick.. 47    Executive Vice        Executive Vice President,
                           President, Chief      Chief Financial Officer,
                           Financial Officer,    Treasurer and Assistant
                           Treasurer and          Secretary of UM&M.
                           Assistant Secretary

Norman R. Forson... 65    Senior Vice           Senior Vice President and
                           President and         Corporate Comptroller
                           Corporate              of UM&M
                           Comptroller

Edward D. Taffet... 38    Senior Vice           Senior Vice President,
                           President, General    General Counsel and
                           Counsel and           Secretary of UM&M
                           Secretary

(1) As of June 30, 1995.


Item 2.  Properties.

At June 30, 1995, the Company operated 2 significant domestic manufacturing and distribution facilities, aggregating approximately 75,000 square feet, which are owned by the Company and are located in the United States. In management's opinion, current facilities provide adequate production capacity to meet the Company's planned business activities.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.
                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

The Company's Common Stock is currently listed on the New York Stock Exchange under the trading symbol (UMM). The approximate number of record holders of the Company's Common Stock at August 31, 1995 was 8,000. The following table sets forth the high and low sale price of the Company's Common Stock as reported for the last two years on the New York Stock Exchange Composite Tape.
                                                          Sale Price
                                                      ------------------
Fiscal Year     Quarter Ended                           High      Low
-----------     -------------                         --------  --------
   1995......   June 30, 1995                         $ 0.25    $ 0.03125
                March 31, 1995                          0.34375   0.125
                December 31, 1994                       0.40625   0.1875
                September 30, 1994                      0.50      0.25
   1994......   June 30, 1994                         $ 0.375   $ 0.15625
                March 31, 1994                          0.375     0.1875
                December 31, 1993                       0.46875   0.125
                September 30, 1993                      0.3125    0.09375


No cash dividends on the Company's Common Stock have been paid during the five years ended June 30, 1995 and the Company does not anticipate that any such dividends will be paid in the near future.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information required under this Item with respect to the Directors is contained in the Registrant's 1995 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

Information required under this Item with respect to the Executive Officers of the Registrant is included in Part I, Item I hereof.

Item 11.  Executive Compensation.

Information required under this Item is contained in the Registrant's 1995 Proxy Statement, pursuant to regulation 14A, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.

Information required under this Item is contained in the Registrant's 1995 Proxy Statement, pursuant to regulation 14A, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information required under this Item is contained in the Registrant's 1995 Proxy Statement, pursuant to regulation 14A, which is incorporated herein by reference.

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

  (10)  Material Contracts.  (See Index to Exhibits, E-1)

  (22)  Subsidiaries of the Registrant.  (See Index to Exhibits, E-1)

  (27)  Financial Data Schedule.  (See index to Exhibits, E-1)

  (99) 1. Secured Promissory Note and (99) 2. Loan and Security Agreement from Registrant to Foothill Capital Corporation dated as of June 28, 1994 is incorporated herein by reference to Registrant's Report on Form 8-K filed July 14, 1994.

  (99) 3. Amendment Number Three to the Loan and Security Agreement is filed herewith as an exhibit.

  (99) 4. Secured Promissory Note from Registrant to Foothill Capital Corporation dated as of July 31, 1995 is filed herewith as an exhibit.

 Item 14(b)  Reports on Form 8-K during last fiscal quarter.  None.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 28, 1995        UNITED MERCHANTS AND MANUFACTURERS, INC.
                                                (Registrant)

                                  By /s/ Judith A. Nadzick
                                         Judith A. Nadzick
                                     Executive Vice President and
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Uzi Ruskin          Chairman, President, Chief      September 28, 1995
    Uzi Ruskin           Executive Officer, Chief
                         Operating Officer and Director


/s/ Judith A. Nadzick   Chief Financial Officer         September 28, 1995
    Judith A. Nadzick    and Director


/s/ Norman R. Forson     Chief Accounting Officer       September 28, 1995
    Norman R. Forson


                         Director                       September 28, 1995
    Victor Danko


/s/ S. Arnold Hickox     Director                       September 28, 1995
    S. Arnold Hickox


/s/ Sidney O. Margolis   Director                       September 28, 1995
    Sidney O. Margolis


/s/ Robert D. Mathews    Director                       September 28, 1995
    Robert D. Mathews


/s/ Robert J. Swartz     Director                       September 28, 1995
    Robert J. Swartz


                         Director                       September 28, 1995
    Hardof Wolf

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                                 FORM 10-K

                 INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                 AND MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                      Page

Consolidated Statement of Operations for the
  Three Years Ended June 30, 1995...................................  F-2

Management's Discussion and Analysis of Financial
  Condition and  Results of Operations..............................  F-3

Consolidated Balance Sheet as of June 30, 1995 and 1994.............  F-7

Consolidated Statement of Cash Flows for the
  Three Years Ended June 30, 1995...................................  F-8

Notes to Consolidated Financial Statements..........................  F-9

Independent Auditors' Report........................................  F-25







  Schedules have been omitted because they are inapplicable or the required information is included elsewhere in the consolidated financial statements and notes thereto.

  PART I - FINANCIAL INFORMATION

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (000 omitted)
                                            ------------------------------
                                                  Year Ended June 30
                                            ------------------------------
                                               1995     1994 *    1993 *
                                            --------- --------- ---------
  Net sales.................................  $59,493   $64,934   $68,788

  Cost of goods sold........................  (34,814)  (36,988)  (38,278)
  Selling, general and administrative
   expenses.................................  (30,079)  (38,540)  (40,950)
  Amortization of goodwill..................     (720)     (720)     (720)
  Loss on termination of certain operations.     (513)
                                            --------- --------- ---------
                             Operating Loss   ($6,633) ($11,314) ($11,160)

  Interest expense - net....................  (11,007)  (12,107)  (12,166)
  Other income (expense)....................      (25)      369       167
  Loss on sale of operation.................     (835)
  Minority interest in net losses
   of subsidiary............................      270       415       795
  Provision for income taxes................     (100)     (100)     (102)
                                            --------- --------- ---------

            Loss From Continuing Operations  ($18,330) ($22,737) ($22,466)

  Discontinued operations (Notes A and C):
   Net earnings (loss) prior
    to sale or closing......................     (532)    1,712       (97)
   Gain (loss) on sale or closing...........   (9,080)    2,176    (2,672)

  Extraordinary item:
   Gain on retirement of debt (Note D)......             33,400

  Cumulative effect of change in accounting
   principle for post-retirement benefits
   other than pensions (Note K).............            (15,303)
                                            --------- --------- ---------
                                   Net Loss  ($27,942)    ($752) ($25,235)

  Dividends applicable to preferred
   stock (Note G)...........................    4,500     4,500     4,500
                                            --------- --------- ---------
       Net Loss Applicable to Common Shares  ($32,442)  ($5,252) ($29,735)
                                            ========= ========= =========

  Average common shares outstanding (Note I)   17,845    17,845    17,845

  Loss per common share:
   Continuing operations....................   ($1.28)   ($1.52)   ($1.51)
   Discontinued operations..................    (0.54)     0.22     (0.16)
   Extraordinary item.......................     0.00      1.87      0.00
   Change in accounting principle...........     0.00     (0.86)     0.00
                                            --------- --------- ---------
                  Net Loss per Common Share    ($1.82)   ($0.29)   ($1.67)
                                            ========= ========= =========

  * - The amounts for 1994 and 1993 have been restated to report separately the results of continuing and discontinued operations.

  See Notes to Consolidated Financial Statements.

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (Not Covered by Report of Independent Certified Public Accountants)

                           Results of Operations

During the three years ended June 30, 1995, the Company sold or closed several operations as discussed in Note C of Notes to Consolidated Financial Statements. Accordingly the statements of operations for the 1994 and 1993 fiscal years have been restated to report separately the results of continuing and discontinued operations.

For the fiscal year ended June 30, 1995, consolidated net sales decreased by $5,441,000 to $59,493,000 from $64,934,000 in fiscal 1994 resulting from the Company's sale of its retail outlet store operation in January 1995. This operation had net sales prior to the Company's plan to dispose of it of $9,820,000 in fiscal 1995 as compared to net sales of $23,344,000 in fiscal 1994. The Company's remaining operation, its costume jewelry operation, reported a 17% increase in net sales to $49,863,000 in fiscal 1995 as compared to $42,569,000 in fiscal 1994, reflecting increased sales of both the operation's branded label merchandise and private label business, as well as sales increases in both the domestic and international markets. These increases were primarily the result of strong product performance at retail, improvement in service levels, technological advances and development of new customers. Increased unit sales in the current year were offset to some extent by slightly lower average unit selling prices reflecting a higher percentage of sales of private label merchandise which is sold at lower prices than branded merchandise.

Net sales decreased in fiscal 1994 by $3,854,000 to $64,934,000 from $68,788,000 in fiscal 1993. Decreased sales of the segment's retail outlet store operation as the result of continued depressed consumer spending and a net decrease of seven stores in fiscal 1994 more than offset the somewhat increased sales of the costume jewelry operation.
That operation achieved fourth quarter sales in fiscal 1994 which were approximately the same as in the fourth quarter of fiscal 1993, even though the 1993 year's quarter included shipments for an initial launch of a new (for the operation) label for the operation's largest customer. The increase in net sales of the costume jewelry operation for fiscal 1994 reflects strong consumer interest in the operation's domestic branded label merchandise and increased sales of the operation's private label and factory direct design and manufacturing businesses.

Operating losses decreased by $4,681,000 in fiscal 1995 to $6,633,000 from $11,314,000 in fiscal 1994 as the result of increased operating profits of the costume jewelry operation, significantly reduced corporate overhead expenses and, to some extent, the sale of the retail outlet store operation, which reported an operating loss of $1,216,000 in fiscal 1995 prior to the Company's having a plan to dispose of it, as compared to an operating loss of $2,698,000 in fiscal 1994. Operating results for fiscal 1995 include a loss of $513,000 representing losses of the retail outlet stores from the time there was a plan to dispose of them until the actual sale. The costume jewelry operation reported an operating profit of $2,009,000 in the current fiscal year as compared to an operating loss of $537,000 in fiscal 1994. The improved operating results in the current fiscal year were attributable to the increased sales volume referred to above, as gross profit margins were approximately the same as in fiscal 1994. The Company's significantly reduced corporate expenses in fiscal 1995 reflect reductions in staff and facility expenses as the result of sales or terminations of operations being serviced.

The Company reported operating losses of $11,314,000 in fiscal 1994 which were approximately the same as fiscal 1993, as losses of the Company's retail outlet store operation more than offset improved results of the costume jewelry operation and decreased corporate expenses. The operating loss reported by the retail outlet store operation reflected the decreased sales referred to above, as well as reduced gross profit margins resulting from markdown sales. Selling general and administrative expenses as a percentage of net sales for that operation increased in fiscal 1994 as compared to fiscal 1993 as the result of certain fixed expenses associated with that operation, higher costs of operating certain new stores opened during the year as compared to those stores which were closed, and termination costs associated with store closures. The improved results reported by the costume jewelry operation in fiscal 1994 as compared to fiscal 1993 resulted from improved gross profit margins reflecting the operation's continued emphasis on manufacturing and purchasing efficiencies and lower sales of out-of-season merchandise, which is sold at lower than normal margins, reflecting improved forecasting.

Selling, general and administrative expenses decreased in the current fiscal year by $8,461,000 to $30,079,000 from $38,540,000 in fiscal 1994, reflecting the sale of the retail store operation and reductions in corporate staff and facilities expenses resulting from the sale or termination of operations being serviced. Selling, general and administrative expenses, as a percentage of net sales, decreased by nine percentage points reflecting cutbacks in corporate staff and strict budgetary and spending restraints in the costume jewelry operation. Selling, general and administrative expenses in fiscal 1994 had decreased by $2,410,000 from $40,950,000 in fiscal 1993, primarily reflecting decreased sales.

Interest expense decreased in fiscal 1995 by $1,100,000 to $11,007,000 from $12,107,000 in fiscal 1994. The positive impact of significantly reduced average borrowings during the current year were offset, to a large extent, by a higher borrowing rate. Interest expense in fiscal 1994 was approximately the same as in fiscal 1993, as average revolving loans payable to a factor and interest rates did not change significantly from year to year.

Operating results for fiscal 1995 include a loss on the sale of the retail outlet sore operations of $835,000. See Note C of Notes to Consolidated Financial Statements for a discussion of this sale.

Refer to Note E of Notes to Consolidated Financial Statements for information regarding the provision for income taxes for fiscal 1995, 1994 and 1993.

Refer to Note C of Notes to Consolidated Financial Statements for a discussion of significant operations sold or closed during the three years ended June 30, 1995 which are shown as discontinued operations in all years presented. Net earnings (losses) of these operations prior to sale or closing amounted to ($532,000), $1,712,000 and ($97,000) in fiscal 1995, 1994 and 1993, respectively. The Company realized gains (losses) of ($9,080,000), $2,176,000 and ($2,672,000) in fiscal 1995, 1994 and 1993, respectively, on the sale or closing of these operations

Net results for fiscal 1994 include a non-recurring, non-cash charge of $15,303,000 representing the cumulative effect of a change in accounting principle for postretirement benefits other than pensions. See Note K of Notes to Consolidated Financial Statements for further discussion of this change. Net results for fiscal 1994 also include an extraordinary gain of $33,400,000 on the retirement of debt as discussed more fully in Note D of Notes to Consolidated Financial Statements.

                      Liquidity and Capital Resources

During fiscal 1995, the Company depended on proceeds from the sale or shutdown of divisions to finance its operations and to reduce its indebtedness. The amounts which the Company borrows under its revolving loan agreements fluctuate based on the Company's cash availability and requirements.

As discussed in Note D of Notes to Consolidated Financial Statements, the Company significantly reduced its senior debt as of June 30, 1994 and refinanced the remainder with another lender under secured promissory notes and revolving loan and security agreements classified as long-term debt. Effective July 31, 1995, the Company and its 79%-owned subsidiary, Victoria Creations, Inc., each renegotiated its borrowing arrangements with that lender. See Note R of Notes to Consolidated Financial Statements for details of the refinancings, including increased borrowings and reduced interest rates. Currently, short-term needs for working capital are borrowed under the renegotiated revolving loan facility or the proceeds from the sale of assets.

The Company does not anticipate substantial increased needs for long-term borrowings.

While the refinancing of its senior debt in June 1994 was a substantial, positive development for the Company, as discussed in Note A of Notes to Consolidated Financial Statements and in the Report of KPMG Peat Marwick LLP, Independent Auditors, dated October 11, 1995, the recurring losses from operations, the stockholders' equity (deficit) and the significant debt raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to improve the profitability of its existing operation and the possible development of other business activities.

With regard to the development of other business activities, the Company has taken certain steps toward establishing, through a subsidiary, a reinsurance business. Subject to completion of certain financing and administrative agreements, this subsidiary will seek to to acquire certain types of existing life insurance policies and other long-term annuity contracts from mainly life insurance companies. Over a period of time, the Company is hopeful that it will generate profits and positive cash flow as it services these policies. There can be no assurances that the Company will succeed in improving the profitability of its existing operation or establishing a profitable business in the insurance field.

The Company has not declared or paid any cash dividends on its 10% Cumulative Preferred Stock in order to retain its available cash for use in its operations.

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEET
                                                         (000 omitted)
                                                      -------------------
                                                            June 30
                                                      -------------------
                                                         1995     1994 *
                         ASSETS                       --------- ---------
  Current Assets:
   Cash...............................................     $965      $662
   Receivables (Note L)...............................    7,419     9,757
   Inventories (Note L)...............................   16,430    21,380
   Prepaid expenses and other current assets..........    1,113     1,456
   Net assets of discontinued operations (Note A).....      689    14,193
                                                      --------- ---------
                                 Total Current Assets   $26,616   $47,448

  Property, Plant and Equipment (Note L)..............  $12,565   $14,799
   Less accumulated depreciation and amortization.....    7,924     8,888
                                                      --------- ---------
                    Net Property, Plant and Equipment    $4,641    $5,911

  Goodwill (Note A)...................................   20,662    21,383
  Other Assets and Deferred Charges (Note L)..........    6,509     8,512
                                                      --------- ---------
                                                        $58,428   $83,254
                                                      ========= =========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
   Trade payables.....................................   $6,418    $4,870
   Accrued expenses and sundry liabilities (Note L)...   12,468     9,270
                                                      --------- ---------
                            Total Current Liabilities   $18,886   $14,140

  Long-Term Debt, net of current maturities (Note D)..   81,071    80,559

  Other Long-Term Liabilities (Note L)................   17,881    20,800

  Minority Interest...................................    1,624     1,894

  Stockholders' Equity (Deficit) (Note G):
   Preferred stock, par value $1 per share; 10,000,000
    shares authorized; 450,000 shares outstanding.....     $450      $450
   Common stock, par value $1 per share: 40,000,000
    shares authorized; 17,845,000 shares outstanding
    (excluding 22,800 shares held in treasury)........   17,845    17,845
   Capital in excess of par value.....................   64,674    64,674
   Retained earnings (deficit)........................ (136,416) (108,474)
   Unrealized pension liability adjustment............   (3,587)   (4,634)
   Notes receivable arising from stock purchase
    agreement.........................................   (4,000)   (4,000)
                                                      --------- ---------
                 Total Stockholders' Equity (Deficit)  ($61,034) ($34,139)
                                                      --------- ---------
                                                        $58,428   $83,254
                                                      ========= =========

  * - The amounts for 1994 have been restated to report separately the assets and liabilities and net assets of continuing and discontinued operations.

  See Notes to Consolidated Financial Statements.

  20-Oct-95


  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (000 omitted)
                                             -----------------------------
                                                  Year ended June 30
                                             -----------------------------
                                                1995     1994 *   1993 *
                                             --------- --------- ---------
  Cash Flows from Operating Activities:
   Net loss.................................. ($27,942)    ($752)($25,235)
   Adjustments to reconcile net loss to net
    cash used for operating activities:
     Extraordinary item - gain on
      retirement of debt.............                    (33,400)
     Change in accounting principle for post-
      retirement benefits other than pension.             15,303
     Depreciation and amortization...........    1,468     1,723    1,791
     Minority interest.......................     (270)     (415)    (336)
     Amortization of bond discount...........    1,044       790      682
     (Gain) loss on sale of divisions........      835    (2,176)
     Loss from shutdown of operation.........    9,080
     Cash portion of loss from shutdown
      of operation...........................   (2,704)
   Decrease (increase) in assets:
    Receivables..............................    2,338      (644)  (4,999)
    Inventories..............................    3,924     1,033      292
    Prepaid expenses and other current items.      343      (284)     164
    Other assets.............................    1,884     3,588   (1,248)
   Increase (decrease) in liabilities:
    Trade payables ..........................    1,991    (1,597)  (2,939)
    Accrued expenses and sundry liabilities..    3,265       273     (381)
    Other long-term liabilities..............   (7,244)      714   (2,496)
   Other - net...............................    1,047    (3,687)     984
                                             --------- --------- ---------
      Net Cash Used for Operating Activities  ($10,941) ($19,531)($33,721)

  Cash Flows from Investing Activities:
   Additions to property, plant and equipment    ($354)    ($328)   ($547)
   Dispositions of equipment.................      165        80      118
   Net change in assets of discontinued
    operations prior to sale or closing......    1,415    11,138    8,666
   Sales of divisions:
    Proceeds from sale or shutdown
     of divisions............................   10,550    29,981   13,702
    Non-cash proceeds - receivables..........        0      (363)  (5,050)
                                             --------- --------- ---------
   Net Cash Provided by Investing Activities   $11,776   $40,508  $16,889

  Cash Flows from Financing Activities:
   Increase (decrease) in notes payable......       $0  ($47,504) $16,934
   Increase in long-term debt................        0    28,316
   Decrease in long-term debt................     (532)   (2,135)  (1,552)
   Proceeds from sale of stock by subsidiary.        0         0       38
                                             --------- --------- ---------
            Net Cash Provided by (Used for)
                        Financing Activities     ($532) ($21,323) $15,420
                                             --------- --------- ---------
                 Increase (Decrease) in Cash      $303     ($346) ($1,412)
  Cash at beginning of period................      662     1,008    2,420
                                             --------- --------- ---------
                       Cash at end of period      $965      $662   $1,008
                                             ========= ========= =========

  Supplemental disclosures of cash flow information:
   Interest..................................   $9,963   $11,317  $11,484
   Income Taxes..............................      100       100      102

  * - The amounts for 1994 and 1993 have been restated to report separately the results of continuing and discontinued operations.

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

Liquidity - During each of the three years ended June 30, 1995, the Company has incurred significant losses from operations and, as of June 30, 1995, has a stockholders' equity deficit. As discussed in Note D below, the Company refinanced its senior debt as of June 30, 1994 and thereby reduced the total indebtedness of the Company. While this was a substantial, positive development for the Company, there still exists doubt as to the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Goodwill - Goodwill arose as the result of the purchase price paid to acquire the Company's 79%-owned subsidiary, Victoria Creations, Inc., in excess of the fair value of its net assets at the date of acquisition. Goodwill is being amortized by the straight-line method over 40 years. In evaluating the recoverability of goodwill, management gives consideration to a number of factors, including brand recognition, market share, operating systems and the creative and technical skills of the Company as a whole. Accumulated amortization of goodwill amounted to $7,305,000 and $6,585,000 at June 30, 1995 and 1994, respectively.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market values.

Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally 15 years for buildings and 3 to 20 years for machinery, equipment and other.

NOTE B - Reorganization Under Chapter 11

On November 2, 1990, the Company and two of its subsidiaries ("Debtors") filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On May 9, 1991, the Debtors filed a Reorganization Plan (the "Plan") and related Disclosure Statement with the U. S. Bankruptcy Court in Delaware (the "Bankruptcy Court"). The Plan became effective
August 26, 1991 (the "Effective Date"). The Plan provided for the issuance of 450,000 shares of new Preferred Stock and 8,744,000 additional shares of Common Stock (increasing the total number of shares of Common Stock to 17,845,000) of the Company. The reorganization resulted in an extraordinary gain of $159.3 million from retirement of liabilities in excess of value issued, which gain was recognized in fiscal 1992.
                                    F-9

NOTE C - Dispositions of Certain Operations

Sale of Retail Outlet Store Operations:

In January 1995, the Company sold its retail outlet store operations for cash and the assumption by the buyer of certain of the operation's liabilities. The financial statements presented herein include the results of the retail outlet store operations through December 31, 1994. During the quarter ended December 31, 1994, the Company recognized a loss of $1.3 million for the sale and the loss from operations from December 31, 1994 to date of sale. Net sales for the years ended June 30, 1995, 1994 and 1993 include net sales of $9.8 million, $23.3 million and $26.5 million, respectively, and operating loss includes losses of $1.7 million, $2.7 million and $0.8 million, respectively, from these operations.

Discontinued Operations:

In December 1994, the Company announced that it would close its Buffalo Mill division, which was its Apparel Textiles segment. The Company made a provision for losses of $9.1 million for the closing and ongoing costs of the division.

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

The proceeds from the above transactions, along with the collection of the accounts receivable of the operations, were used to reduce the Company's indebtedness.

The financial statements and notes thereto presented herein have been restated to reflect the above mentioned discontinued operations as such. Net sales and operating losses for the years ended June 30, 1995, 1994, and 1993 of the discontinued operations prior to disposition were sales of $17.0 million, $87.4 million and $124.9 million and operating income (losses) of ($3.8) million, $0.7 million and ($0.1) million, respectively.

All gain (loss) amounts set forth above are before any related income tax provision. The Company used available operating losses and net operating loss carryforwards to eliminate the liability for such income taxes.

NOTE D - Notes Payable/Long-Term Debt

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

The satisfaction of this indebtedness by the Company was accounted for as a "troubled debt restructuring" and resulted in an extraordinary, non-cash gain from retirement of debt of $33.4 million.

The Company reduced its indebtedness to the targeted amount through the sale of two of the Company's operating divisions, sales of certain other assets and a borrowing of approximately $29 million from another lender. The borrowings from the other lender consist of $12 million under secured promissory notes and the balance under revolving loan and security agreements which are classified as long-term debt (see below).

Prior to June 30, 1994, notes payable amounts were borrowed from the Company's factor. These amounts were secured by substantially all of the Company's assets and interest was charged at 2% a year over a bank's reference rate.

Selected information with regard to the long-term debt to the Company's lender for the year ended June 30, 1995 and with regard to the notes payable to factor during the years ended June 30, 1994 and 1993 is as follows:
                                                   (000 omitted)
                                            ----------------------------
                                                 Year Ended June 30
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------
Maximum amount outstanding (at any
 month end)...............................  $ 36,314  $115,669  $110,904
Average amount outstanding during period..    31,865   107,223   103,243
Interest paid.............................     7,675     8,783     8,806
Weighted average interest rate during
 period (Interest paid divided by
 average amount outstanding)..............      24.0%     8.19%     8.53%

Long-term debt consists of the following:
                                                        (000 omitted)
                                                      ------------------
                                                           June 30
                                                      ------------------
                                                        1995      1994
                                                      --------  --------
  Secured promissory notes..........................  $ 12,000  $ 12,000
  Revolving loans...................................    15,784    16,316
  3 1/2% Senior Subordinated Debentures due 2009
   (net of unamortized discount of $46,908,000
   and $47,827,000 at June 30, 1995 and 1994,
   respectively)....................................    22,234    21,315
  5% Subordinated Notes due 2019:
   Issued to former senior lender (see above)           30,000    30,000
   Issued in settlement of lawsuit (net of unamortized
    discount of $20,947,000 and $21,072,000 at
    June 30, 1995 and 1994, respectively)...........     1,053       928
                                                      --------  --------
                                               Total  $ 81,071  $ 80,559
                                                      ========  ========

The secured promissory notes and the revolving loans are secured by substantially all of the Company's assets, are due June 30, 1996, may be prepaid without premium or penalty and bear interest at the rate of 2% a month. See Note R - Subsequent Events regarding refinancing of this long-term debt.

The 3 1/2% Debentures are subordinate to "Senior Indebtedness", as defined in the trust agreement, which at June 30, 1995 includes primarily the secured promissory notes and the revolving loans. The 3 1/2% Debentures are secured, secondarily to Senior Indebtedness, by substantially all of the Company's assets, other than accounts receivable.

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

NOTE E - Income Taxes

The provision for income taxes for each of the three years ended June 30, 1995 consists of state and local taxes. As a result of losses for the three years ended June 30, 1995, no provision for Federal income taxes was made.

A reconciliation of the United States statutory Federal corporate income tax rate to the effective rate of the provision for income taxes is as follows:

                                                   (000 omitted)
                                            ----------------------------
                                                 Year Ended June 30
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------
Statutory rate (benefit)..................    (34.0)%   (34.0)%   (34.0)%
Decrease in benefit from effect of:
  State and local income taxes............      0.2       6.2       0.3
  Amortization of Goodwill................      0.9      22.9       0.9
  Domestic losses not resulting in
   tax benefit............................     33.3      14.3      33.2
                                            --------  --------  --------
Effective rate............................      0.4 %     9.4 %     0.4 %
                                            ========  ========  ========

At June 30, 1995, the Company and its subsidiaries had unused Federal net operating loss carryforwards of approximately $303 million, of which $22 million expires in 1997; $13 million in 1998; $35 million in 2000; $14 million in 2002; $11 million in 2003; $64 million in 2005; $42 million in 2006; $37 million in 2007; $31 million in 2008; $1 million in 2009 and $33 million in 2010. In addition, the Company has available investment tax credit carryforwards of approximately $2 million, expiring in various amounts each year from 1996 through 2000.

The Company's ability to use its net operating loss carryforwards depends upon many complex, technical aspects of Federal and state tax law.

NOTE F - Commitments and Contingencies

Rental expense for real property, machinery and equipment was as follows:

                                                   (000 omitted)
                                            ----------------------------
                                                 Year Ended June 30
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------
   Total rentals paid.....................  $  3,190  $  5,593  $  5,014
   Less sublease rentals received.........     1,203     2,291     1,579
                                            --------  --------  --------
   Net rental expense.....................  $  1,987  $  3,302  $  3,435
                                            ========  ========  ========

At June 30, 1995, approximate minimum rental commitments under non-cancellable operating leases, primarily for real property, machinery and equipment are as follows:

                                                    (000 omitted)
                                            ----------------------------
                                                                 Net
 Year ending                               Minimum   Sublease  Commit-
   June 30                                  Payments  Rentals    Ments
  --------                                  --------  --------  --------
    1996..............................      $    838  $    167  $    671
    1997..............................           793       169       624
    1998..............................           742       182       560
    1999..............................           766       182       584
    2000..............................           680        76       604
    Thereafter........................         9,375         0     9,375
                                            --------  --------  --------
                                            $ 13,194  $    776  $ 12,418
                                            ========  ========  ========

The leases provide for minimum annual rentals, plus, in certain instances, payment for real estate taxes, insurance, maintenance, etc.

At June 30, 1995 the Company had approximately $1.1 million of letters of credit outstanding.

NOTE G - Stockholders' Equity

A summary of the changes in the components of stockholders' equity is as follows:
                                                   (000 omitted)
                                            ----------------------------
                                               Year Ended June 30
                                         -------------------------------
                                           1995       1994       1993
                                         ---------  ---------  ---------
Preferred Stock:
 Beginning and ending balance..........  $     450  $     450  $     450
                                         =========  =========  =========
Common Stock:
 Beginning and ending balance *........  $  17,845  $  17,845  $  17,845
                                         =========  =========  =========
Capital in Excess of Par Value:
 Beginning and ending balance..........  $  64,674  $  64,674  $  64,674
                                         =========  =========  =========
Retained Earnings (Deficit):
 Beginning balance.....................  $(108,474) $(107,722) $( 82,487)
 Net (loss).............................   (27,942)      (752)   (25,235)
                                         ---------  ---------  ---------
                         Ending balance  $(136,416) $(108,474) $(107,722)
                                         =========  =========  =========
Unrealized Pension Plan Adjustments:
 Beginning balance.....................  $  (4,634) $    (947) $  (1,968)
 Unrealized pension liability adjustment     1,047     (3,687)     1,021
                                         ---------  ---------  ---------
                         Ending balance  $  (3,587) $  (4,634) $    (947)
                                         =========  =========  =========
Notes Receivable - Stock Purchase Agreement:
 Beginning and ending balance..........  $  (4,000) $  (4,000) $  (4,000)
                                         =========  =========  =========
Total Stockholders' Equity (Deficit):
 Beginning balance.....................  $ (34,139) $ (29,700) $  (5,486)
 Unrealized pension liability adjustment     1,047     (3,687)     1,021
 Net (loss).............................   (27,942)      (752)   (25,235)
                                         ---------  ---------  ---------
                         Ending balance  $ (61,034) $ (34,139) $ (29,700)
                                         =========  =========  =========
* - Excludes treasury stock

As part of the Reorganization Plan (see Note B above), on August 26, 1991, the effective date of the Plan, the authorized number of shares of Preferred Stock increased to 10 million and of Common Stock to 40 million.

The preferred stock issued under the Reorganization Plan is designated
10% Cumulative Preferred Stock, Series 1. There are 450,000 shares of this series authorized. Holders of the stock are entitled to receive dividends at the annual rate of $10 a share. The first dividend payment date under the Company's Restated Certificate of Incorporation was scheduled to be July 15, 1992, the second July 15, 1993 and thereafter, semi-annually; the Company has not declared or paid these dividends. There are no mandatory redemption provisions for this stock. The preferred stock has no general voting rights; however, since scheduled dividends continue unpaid after six months past the scheduled date, the number of directors constituting the board of directors of the Company could be increased by two and the holders of the preferred stock could elect the two additional directors. No such change has been made as of June 30, 1995. For financial statement purposes, preferred dividends which accrued during the period are deducted from the results of operations in determining loss applicable to common shares whether or not such dividends are paid or declared. Liquidation value of this series of preferred stock during the first year after issuance was $35.26 a share and will increase over a 10 year period to $100 a share.

Pursuant to the terms of the stock purchase agreement dated August 18, 1982, as amended, between the Company and a corporation wholly-owned by the President of the Company, the Company agreed to sell 1,000,000 shares of its Common Stock in four annual installments of 250,000 shares each at a purchase price of $5.00 per share, the closing price of Common Stock of the Company on the New York Stock Exchange on August 17, 1982. The final installment was purchased on March 10, 1986. The aggregate purchase price of $5,000,000 was paid $1,000,000 in cash and $4,000,000 in notes due, as amended, fifteen years after issuance. The notes bear interest, on principal only, at a rate equal to 70% of the average investment yield for the most recent auction of United States Treasury obligations with maturities of 52 weeks computed as of the first day of each month. The interest is payable at the time principal is paid. The notes are secured by the shares purchased, with shares to be released to the extent each note is paid. At June 30, 1995, the Company had receivables of $4,000,000 principal and $1,873,000 interest related to these notes.


NOTE H - Sale of Stock by Subsidiary

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

NOTE I - Per Share Data

Loss per share amounts are based on the weighted average number of common shares outstanding during the respective periods.

NOTE J - Retirement Plans and Benefits

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

For the employees of the Company's one subsidiary mentioned above, who are not covered by the above mentioned plans, the Company makes available a retirement savings plan which includes the salary deferral feature afforded by Section 401(k) of the Internal Revenue Code. During the years ended June 30, 1995, 1994 and 1993, the Company's contributions to, and expenses of, this plan were $47,000, $40,000 and $70,000, respectively.

The net periodic pension cost for the Company sponsored defined benefit plan included the following components:
                                                   (000 omitted)
                                            ----------------------------
                                                 Year Ended June 30
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------
Cost of benefits earned during the period.  $    287  $    604  $    663
Prior service costs.......................        85        85        91
Interest cost on projected benefit
 obligation...............................     5,545     5,410     5,537
Actual net return on assets...............    (9,502)     (526)   (6,592)
Adjust actual return to expected return...     4,373    (5,236)      904
Amortization of deferred (gain) loss......       119       (27)       56
Cost recognized on sale or closing of
 certain operations (Note C)..............       679       246       463
                                            --------  --------  --------
                 Net Periodic Pension Cost  $  1,586  $    556  $  1,122
                                            ========  ========  ========

The following sets forth the funded status of the Company sponsored plan and the amounts recognized in the accompanying balance sheet:
                                                        (000 omitted)
                                                      ------------------
                                                           June 30
                                                      ------------------
                                                        1995      1994
                                                      --------  --------
Actuarial present value of:
 Vested benefit obligation..........................  $(68,658) $(66,289)
 Nonvested benefit obligation.......................      (129)     (178)
                                                      --------  --------
                      Accumulated Benefit Obligation  $(68,787) $(66,467)
Effect of projected future salary increases.........         0    (1,815)
                                                      --------  --------
Projected benefit obligation........................  $(68,787) $(68,282)
Plan assets at fair value, consists primarily of
 equity securities and fixed income securities......    62,876    60,330
                                                      --------  --------
                       Projected Benefit Obligation
                            in Excess of Plan Assets  $ (5,911) $ (7,952)
Unrecognized prior service cost.....................         0       765
Unrecognized net loss...............................     3,928     6,815
Unrecognized net transitional asset.................      (341)     (368)
Additional accrued liability........................    (3,587)   (5,397)
                                                      --------  --------
                Pension Liability Recognized within
                      the Consolidated Balance Sheet  $ (5,911) $ (6,137)
                                                      ========  ========

In determining the actuarial present value of projected benefit obligation of the Company sponsored plan as of June 30, 1995 and 1994, the discount rate used was 8.2%; the expected rate of return on plan assets was 9% and, in those instances where average earnings are a factor in determining retirement benefits, the weighted average rate of increase in compensation levels was 6%. The participants become fully vested as to their benefits after five years of credited service.

The Company's pension plan was in an underfunded position at June 30, 1995 and 1994. Therefore, the Company recognized additional minimum liability as of each date. Since the additional minimum liability exceeded the pension intangible asset related to the plan at each date, the excess is reported as a reduction of stockholders' equity.

NOTE K - Change in Accounting Principle for Postretirement Benefits Other
          Than Pensions

In addition to pension plans, the Company provides certain health care and life insurance benefits for certain retired employees. Of the current employees, only certain of those of the Company's Corporate Office who joined the Company prior to January 1, 1988 are eligible for these postretirement benefits. The health care benefits are provided under an unfunded Company-sponsored plan which contains cost sharing features such as deductibles and coinsurance. Employees who retire prior to age 65 but are otherwise eligible for health care benefits may elect coverage under the plan by paying "premiums" which approximate the Company's average cost for these health care benefits. The retiree life insurance plan is noncontributory; the Company pays premiums on an annual basis for the coverage. The Company may amend or change these plans periodically. See Note R - Subsequent Events regarding the Company's discontinuance of the health care portion of these benefits.

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The statement requires accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee rather than the pay-as-you-go (cash) basis which the company used prior to adoption. The company elected to immediately recognize the accumulated postretirement benefit obligation (the "APBO") equal to the discounted present value of expected future benefit payments attributed to employees' service rendered prior to July 1, 1993. This resulted in a one-time, non-cash charge against earnings of $15.3 million. The discount rate used in determining the APBO was 7.5%. The adoption of the new accounting principle will not affect the Company's cash outlay for retiree benefits. The Company will continue to evaluate ways in which it can better manage these benefits and control the costs.

The details of the APBO are as follows:
                                                        (000 omitted)
                                                      ------------------
                                                           June 30
                                                      ------------------
                                                        1995       1994
                                                      --------  --------
Retirees............................................  $ 13,588  $ 13,618
Fully eligible active plan participants.............       495       499
Other active plan participants......................       640     1,012
                                                      --------  --------
                                          Total APBO  $ 14,723  $ 15,129
                                                      ========  ========

The net periodic postretirement benefit cost is as follows:
                                                         (000 omitted)
                                                      ------------------
                                                      Year Ended June 30
                                                      ------------------
                                                        1995      1994
                                                      --------  --------
Service cost......................................... $     30  $     56
Interest cost on APBO................................      949     1,052
Amortization of deferred (gain) loss.................      (19)
                                                      --------  --------
            Net periodic postretirement benefit cost  $    960  $  1,108
                                                      ========  ========

Postretirement benefit cost on a pay-as-you-go basis totaled $1.2 million for the year ended June 30, 1993 and has not been restated.

The health care cost trend rates used in developing the above amounts assume such costs increase by an average of 8.6% a year to the year 2000 and then by 7.3% a year to the year 2010. A one percent increase in the health care cost trend rates assumed would have increased the APBO at July 1, 1995 and the net periodic postretirement benefit cost by 12% each.

NOTE L - Supplemental Balance Sheet Information

Supplemental information regarding certain balance sheet captions is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                           June 30
                                                      ------------------
                                                        1995      1994
                                                      --------  --------
Receivables:
 Due from factor....................................  $      0  $  4,055
 Accounts receivable - trade........................     9,435     5,253
 Other..............................................       465     2,153
                                                      --------  --------
                                                      $  9,900  $ 11,461
 Less allowances for doubtful accounts..............     2,481     1,704
                                                      --------  --------
                                                      $  7,419  $  9,757
                                                      ========  ========

Inventories:
 Raw materials......................................  $  5,120  $  5,551
 Work-in-process....................................       484       705
 Finished goods.....................................    10,826    15,124
                                                      --------  --------
                                                      $ 16,430  $ 21,380
                                                      ========  ========

                                                        (000 omitted)
                                                      ------------------
                                                           June 30
                                                      ------------------
                                                        1995      1994
                                                      --------  --------
Property, plant and equipment:
 Land and buildings.................................  $  3,596  $  3,503
 Machinery, equipment and other.....................     8,969    11,296
                                                      --------  --------
                                                      $ 12,565  $ 14,799
 less accumulated depreciation and amortization.....     7,924     8,888
                                                      --------  --------
                   Net Property, Plant and Equipment  $  4,641  $  5,911
                                                      ========  ========

Other assets and deferred charges:
 Long-term assets held for sale.....................  $  3,260  $  4,952
 Interest receivable - sale of stock (Note G).......     1,873     1,710
 Deferred royalty expenses..........................       350         0
 Deposits...........................................       291       352
 Deferred pension costs.............................         0       765
 Other..............................................       735       733
                                                      --------  --------
                                                      $  6,509  $  8,512
                                                      ========  ========

Accrued expenses and sundry liabilities:
 Accrued pension liability..........................  $  5,116  $      0
 Accrued compensation expenses......................     1,428     1,903
 Postretirement benefits other than pension.........     1,370     1,108
 Accrued interest...................................     1,210     1,208
 Accrued workers compensation.......................     1,095     1,493
 Accrued taxes other than payroll...................       735     1,643
 Accrued shutdown costs.............................       711       703
 Other..............................................       803     1,212
                                                      --------  --------
                                                      $ 12,468  $  9,270
                                                      ========  ========

Other long-term liabilities:
 Postretirement benefits other than pension.........  $ 13,355  $ 14,021
 Deferred shutdown costs............................     3,732       419
 Accrued pension liability..........................       794     6,137
 Other..............................................         0       223
                                                      --------  --------
                                                      $ 17,881  $ 20,800
                                                      ========  ========

NOTE M - Supplemental Income Statement Information:
                                                   (000 Omitted)
                                            ----------------------------
                                                 Year Ended June 30
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------
Royalty expense...........................  $  1,540  $  1,304  $  1,401
Advertising cost..........................     2,914     2,733     2,802

NOTE N - Legal Proceedings

The Company is a defendant in various lawsuits. It is not expected that these suits will result in judgements which in the aggregate would have a material adverse effect on the Company's financial position.

NOTE O - Segment Information

The Company consists of one business segment, the design, manufacture and distribution of costume jewelry.

Note P - Major Customer

During the years ended June 30, 1995, 1994 and 1993, one of the Company's customer's purchases amounted to 26.4%, 20.5% and 15.9%, respectively, of the Company's consolidated net sales.

NOTE Q - Selected Quarterly Financial Information (Unaudited)
                                           (000 omitted)
                            --------------------------------------------
                                       Quarter Ended
                            ----------------------------------
                             Sep 30   Dec 31   Mar 31  June 30   Total
                            -------  -------  -------  -------  --------
Year ended June 30, 1995:
 Net sales................  $20,119  $16,975  $11,197  $11,202   $59,493
 Gross profit.............   9,007     6,369    4,698    4,605    24,679
 Loss from continuing
  operations..............   (3,514)  (6,453)  (4,368)  (3,995)  (18,330)
 Net loss.................   (4,089) (14,310)  (4,368)  (5,175)  (27,942)
 Loss per common share:
  Continuing operations...    (0.26)   (0.42)   (0.31)   (0.29)    (1.28)
  Net loss per common share   (0.29)   (0.86)   (0.31)   (0.36)    (1.82)

Year ended June 30, 1994:
 Net sales................  $17,564  $16,017  $14,119  $17,234   $64,934
 Gross profit.............    9,367    5,984    6,133    6,462    27,946
 Loss from continuing
  operations..............   (3,785)  (6,667)  (6,108)  (6,177)  (22,737)
 Net earnings (loss)......  (17,489)  (4,582)  (1,100)  22,419      (752)
 Earnings (loss) per
  common share:
   Continuing operations..    (0.27)   (0.44)   (0.41)   (0.40)    (1.52)
   Net earnings (loss)
    per common share......    (1.04)   (0.32)   (0.12)    1.19     (0.29)

----------
The amounts shown above, other than for the quarters ended March 31, 1995 and June 30, 1995, have been restated to report separately the results of continuing and discontinued operations.

See Note C above for gains (losses) from disposition of divisions which affected the results of operations for certain of the quarters shown above.

NOTE R - Subsequent Events

Refinancing - Effective July 31, 1995, the Company and its 79%-owned subsidiary, Victoria Creations, Inc. ("Victoria"), each renegotiated its borrowing arrangements with its current lender. Under the terms of the amended agreements, the Company's borrowings under the revolving and term loans with the lender (see Note D above) were converted to a term loan. This term loan will be repayable from collections of certain accounts receivable and sales of inventory other than those of Victoria and a portion of the proceeds of sales of the Company's other assets, primarily real property. The term loan matures July 31, 2000 and bears interest at the rate of 12% a year.

The new arrangements for Victoria consist of a $5.0 million term loan due June 15, 2000 and a revolving loan, based on Victoria's eligible accounts receivable and inventories, having a term ending June 15, 1998. The revolving loan will be renewed automatically for successive one year periods thereafter unless terminated by either party upon thirty days notice. These loans bear interest at prime rate plus 3 1/2%, or currently 12 1/4% a year.

The debt is classified as long-term in the accompanying balance sheet.

Discontinuance of Medical Plan- Effective August 31, 1995, the Company discontinued the Company-sponsored medical plan for its employees and retirees other than Victoria's current employees. The discontinuance will result in a non-cash gain of $10.2 million and a reduction of $10.2 million in the Company's liability for postretirement benefits other than pension and will reduce the Company's ongoing cash expenses by more than $1 million a year.

Request for Deferral of Payment to Pension Plan - On September 15, 1995, the Company filed with the Internal Revenue Service ("IRS") an application for a waiver of the minimum funding standard as to its pension plan. If approved by the IRS, the Company's payment, estimated to be approximately $2.9 million, to its pension fund due March 15, 1996 for the year ended June 30, 1995 would be deferred until the Company's cash flow improves.

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
United Merchants and Manufacturers, Inc.:

We have audited the consolidated balance sheets of United Merchants and Manufacturers, Inc. and subsidiaries as of June 30, 1995 and 1994 and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Merchants and Manufacturers, Inc. and subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that United Merchants and Manufacturers, Inc. will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's recurring losses from operations, net deficiency in stockholders' equity and significant debt raise substantial doubt about its ability to continue as a going concern. Management's discussion with regard to these matters is also included in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                  KPMG PEAT MARWICK LLP


New York, New York
October 11, 1995