Form 10-Q
period 1995-09-30
UNITED MERCHANTS & MANUFACTURERS INC /NEW/
filed 1995-11-16
CIK 101357

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995


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

As of November 10, 1995, there were 17,845,000 shares of Common Stock, Par Value $1 per share, outstanding.

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

    PART I - FINANCIAL INFORMATION

    UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS

                                                            (000 omitted)
                                                        -------------------
                                                         Three Months Ended
                                                            September 30
                                                        -------------------
                                                           1995     1994*
                                                        --------- ---------
    Net sales...........................................  $11,910   $20,119

    Cost of sales.......................................   (6,031)  (11,112)
    Selling, general and administrative expenses........   (5,707)   (9,415)
    Amortization of goodwill............................     (180)     (180)
                                                        --------- ---------
                                         Operating Loss       ($8)    ($588)

    Interest expense - net..............................   (1,724)   (2,756)
    Gain from reduction of liability for postretirement
     benefits other than pensions (Note C)..............   10,731
    Other income .......................................       14        81
    Minority interest in net earnings of subsidiary.....     (162)     (226)
    Provision for income taxes..........................      (25)      (25)
                                                        --------- ---------
             Earnings (Loss) From Continuing Operations    $8,826   ($3,514)

    Discontinued operations - net loss prior
      to sale (Notes A and B)...........................               (575)
                                                        --------- ---------
                                    Net Earnings (Loss)    $8,826   ($4,089)

    Dividends applicable to preferred stock (Note E)....    1,125     1,125
                                                        --------- ---------
        Net Earnings (Loss) Applicable to Common Shares    $7,701   ($5,214)
                                                        ========= =========

    Average common shares outstanding...................   17,845    17,845

    Earnings (Loss) per common share:
     Continuing operations..............................    $0.43    ($0.26)
     Discontinued operations............................     0.00     (0.03)
                                                        --------- ---------
                   Net Earnings (Loss) per Common Share     $0.43    ($0.29)
                                                        ========= =========
    ----------
    * The amounts for 1994 have been restated to report separately the results of continuing and discontinued operations.

    See Notes to Consolidated Financial statements.

      UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         RESULTS_OF_OPERATIONS


    Consolidated net sales of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") decreased by $8,209,000 during the first quarter of fiscal 1996 which ended September 30, 1995, to $11,910,000 from $20,119,000 during last year's first fiscal quarter, which has been restated to report separately the results of continuing and discontinued operations. This decrease is primarily the result of the sale of the Company's retail outlet store operation in January 1995, which had contributed approximately $5,500,000 to net sales in the last year's first fiscal quarter. During the quarter ended September 30, 1995, the Company's remaining operation, its 79%-owned costume jewelry subsidiary, Victoria Creations, Inc., reported a 19% decrease in net sales as compared to the same period last year. Both that operation's branded label merchandise and its private label business showed decreases in sales. The decreases are attributable to limitations on the borrowing of cash from the operation's senior secured lender. The limitations on borrowing constrained the operation's ability to purchase raw materials needed to accept orders for finished goods for shipment during the quarter. The limitations were lessened at the end of July 1995 when the Company renegotiated its long-term debt with its lender. See Note F of Notes to Consolidated Financial Statements for details of the refinancing.
Sales of out-of-season merchandise (which is sold at lower than the operation's normal margin) also declined in the current year's quarter as compared to last year's quarter reflecting the operation's focus on forecasting and inventory control which reduced the quantities of inventory available for such sales. Unit sales, excluding out-of-season merchandise, for the current year's quarter decreased 20% from those of the comparable quarter last year while average unit prices remained constant.

    For the quarter ended September 30, 1995, the Company reported an operating loss of $8,000 versus an operating loss of $588,000 in last year's quarter, as restated. Significantly reduced corporate overhead expenses and, to some extent, the sale of the retail outlet store operation, which reported an operating loss of $361,000 during last year's first quarter, more than offset reduced operating income of the Company's costume jewelry subsidiary. That subsidiary reported an operating profit of $1,289,000 during this year's quarter as compared to an operating profit of $1,977,000 during the same period last year. The decreased operating results were primarily the result of the decreased sales referred to above. Gross profit, as a percentage of net sales, for the current quarter was the same as that of the three months ended September 30, 1994. The operation's selling, general and administrative expenses decreased 15% in the current year's quarter from those of last year's quarter primarily as the result of reductions of sales volume related expenses such as advertising and royalties expenses and to the operation's continued emphasis on expense control.

Interest expense for the Company decreased in the first quarter of fiscal 1996 by $1,032,000 to $1,724,000 from $2,756,000 in the same quarter of fiscal 1995, primarily as the result of decreased interest rates on the secured loans renegotiated as discussed in Note F of Notes to Consolidated Financial Statements.

    During the quarter ended September 30, 1995, earnings from continuing operations included a non-cash gain of $10,731,000 resulting from the Company's discontinuance of the Company-sponsored medical plan for certain of its employees and its retirees as further discussed in Note C of Notes to Consolidated Financial Statements.

Net losses of discontinued operations, prior to their sale, amounted to $575,000 in the quarter ended September 30, 1994.


                     LIQUIDITY_AND_CAPITAL_RESOURCE

    During the quarter ended September 30, 1995, the Company depended primarily on borrowings to finance its operations. The amounts which the Company borrows under its revolving loan agreements fluctuate based on the Company's cash availability and requirements. Working capital increased to $10,817,000 at September 30, 1995 from $7,730,000 at June 30, 1995. The Company's current ratio increased to 1.65 to 1.0 at September 30, 1995 as compared to 1.41 to 1.0 at June 30, 1995.

As discussed in Note F of Notes to Consolidated Financial Statements, effective July 31, 1995, the Company and its 79%-owned subsidiary, Victoria Creations, Inc., each renegotiated its borrowing arrangements with that its senior secured lender. Currently, short-term needs for working capital are are obtained from borrowings under the renegotiated revolving loan facility or from the proceeds from the sale of assets.

The Company does not anticipate substantial increased needs for long-term borrowings.

During recent years, the Company has incurred significant losses from operations and as of September 30, 1995 has a stockholders' equity deficit. As discussed in the Company's 1995 Annual Report on Form 10-K, in June 1994, the Company reduced its senior secured indebtedness by approximately $63,400,000. While that was a substantial, positive development for the Company, as of June 30, 1995, the Company's independent auditors' report stated that the recurring losses from operations, net deficiency in stockholders' equity and significant debt owed by the Company raise substantial doubt as to the Company's ability to continue as a going concern.
The Company's ability to continue as a going concern depends on its ability to improve the profitability of its existing operation and the possible development of other business activities. With regard to the development of other business activities, the Company has taken certain steps toward establishing, through a subsidiary, a reinsurance business. This subsidiary is seeking seek to acquire certain types of existing life insurance policies and other long-term annuity contracts from mainly life insurance companies. Over a period of time, the Company is hopeful that it will generate profits and positive cash flow as it services these policies. There can be no assurances that the Company will succeed in improving the profitability of its existing operation or establishing a profitable business in the insurance field.

See Note C of Notes to Consolidated Financial Statements for information regarding the Company's application, filed in September 1995 with the Internal Revenue Service, for a waiver of the minimum funding standard as to its pension plan, the status of certain scheduled payments to the plan and the possibility that the Company may have to apply for voluntary termination of the plan.

As discussed in Note I of Notes to Consolidated Financial Statements, in October 1995, the Company sold certain land and buildings located in South Carolina that were not being used in its ongoing business.

The Company has not declared or paid any cash dividends on its 10% Cumulative Preferred Stock in order to retain its available cash for use in its operations.




    UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEET
                                                           (000 omitted)
                                                        -------------------
                                                          Sep 30   June 30
                                                           1995      1995
                           ASSETS                       --------- ---------
    Current Assets:
     Cash...............................................     $814      $965
     Receivables, net of allowances of $3,462,000 at
      September 30, 1995 and $2,481,000 at June 30, 1995    8,160     7,419
     Inventories (Note G)...............................   16,663    16,430
     Prepaid expenses and other current assets..........    1,364     1,113
     Net assets of discontinued operations..............      412       689
                                                        --------- ---------
                                   Total Current Assets   $27,413   $26,616

    Property, Plant and Equipment (Note G)..............  $12,610   $12,565
     Less accumulated depreciation and amortization.....    8,053     7,924
                                                        --------- ---------
                                                           $4,557    $4,641

    Goodwill............................................   20,482    20,662
    Other Assets and Deferred Charges (Note G)..........    6,282     6,509
                                                        --------- ---------
                                                          $58,734   $58,428
                                                        ========= =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities:
     Trade payables.....................................   $5,542    $6,418
     Accrued expenses and sundry liabilities (Note G)...   11,054    12,468
                                                        --------- ---------
                              Total Current Liabilities   $16,596   $18,886

    Long-Term Debt (Note F).............................   84,613    81,071
    Other Long-Term Liabilities (Note G)................    7,947    17,881
    Minority Interest...................................    1,786     1,624

    Stockholders' Equity (Deficit):
     Preferred stock, par value $1 per share; 10,000,000
      shares authorized; 450,000 shares outstanding.....     $450      $450
     Common stock, par value $1 per share: 40,000,000
      shares authorized; 17,845,000 shares outstanding
      (excluding 22,800 shares held in treasury)........   17,845    17,845
     Capital in excess of par value.....................   64,674    64,674
     Retained earnings (deficit)........................ (127,590) (136,416)
     Unrealized pension liability adjustment............   (3,587)   (3,587)
     Notes receivable from stock purchase agreement.....   (4,000)   (4,000)
                                                        --------- ---------
                   Total Stockholders' Equity (Deficit)  ($52,208) ($61,034)
                                                        --------- ---------
                                                          $58,734   $58,428
                                                        ========= =========

    See Notes to Consolidated Financial Statements.

    UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CASH FLOWS                   (000 omitted)
                                                        -------------------
                                                         Three Months Ended
                                                            September 30
                                                        -------------------
                                                           1995     1994*
                                                        --------- ---------
    Cash Flows from Operating Activities:
     Net earnings (loss)................................   $8,826   ($4,089)
     Adjustments to reconcile net loss to net cash
      used for operating activities:
       Depreciation and amortization....................      309       401
       Minority interest................................      162       226
       Amortization of bond discount....................      292       252
       Gain from reduction of liability for
        postretirement benefits other than pensions.....  (10,731)
     Decrease (increase) in assets:
      Receivables.......................................     (741)   (1,441)
      Inventories.......................................     (233)   (2,473)
      Prepaid expenses and other current items..........     (251)     (211)
      Other assets......................................      227       183
     Increase (decrease) in liabilities:
      Trade payables ...................................     (876)    1,580
      Accrued expenses and sundry liabilities...........     (345)     (705)
      Other long-term liabilities.......................     (272)      102
                                                        --------- ---------
                 Net Cash Used for Operating Activities   ($3,633)  ($6,175)

    Cash Flows from Investing Activities:
     Additions to property, plant and equipment.........     ($45)     ($39)
     Net change in assets of discontinued operations
      prior to sale.....................................      277      (672)
                                                        --------- ---------
    Net Cash Provided by (used for) Investing Activities     $232     ($711)

    Cash Flows from Financing Activities:
     Increase (decrease) in long-term debt..............   $3,250    $6,968
                                                        --------- ---------
              Net Cash Provided by Financing Activities    $3,250    $6,968
                                                        --------- ---------
                            Increase (Decrease) in Cash     ($151)      $82
    Cash at beginning of period.........................      965       662
                                                        --------- ---------
                                  Cash at end of period      $814      $744
                                                        ========= =========
    ----------
    Supplemental disclosures of cash flow information:
     Interest...........................................   $1,168    $3,109
     Income Taxes.......................................       25        25

    * The amounts for 1994 have been restated to report separately the results of continuing and discontinued operations.

    See Notes to Consolidated Financial Statements.

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation - The accompanying consolidated financial statements of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Subsequent to September 30, 1994, the Company closed a significant operation (see Note B below). Accordingly, the financial statements for the three months ended September 30, 1994 have been restated to report separately the results of continuing and discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of interim periods are subject to year-end audit and adjustments and are not necessarily indicative of the results of operations of the fiscal year. For further information, refer to the consolidated financial statements and footnotes included thereto in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

Liquidity - During each of the three years ended June 30, 1995, the Company incurred significant losses from operations and as of September 30, 1995 has a stockholders' equity deficit. As discussed in the Company's Annual Report on Form 10-K, the Company refinanced its senior debt as of June 30, 1994 and thereby reduced the total indebtedness of the Company. While this was a substantial, positive development for the Company, as of June 30, 1995, the Company's independent auditors' report stated that the recurring losses from operations, net deficiency in stockholders' equity and significant debt owed by the Company raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - DISPOSITIONS AND TERMINATIONS OF CERTAIN OPERATIONS

In January 1995, the Company sold its retail outlet store operations for cash and the assumption by the buyer of certain of the operation's liabilities. The statements of operations and cash flows presented herein include the results of the retail store operations for the quarter ended September 30, 1994. Net sales for the three months ended September 30, 1994 include net sales of $5.5 million and operating loss for the 1994 quarter includes operating losses of $361,000 from these operations.

In December 1994, the Company announced that it would close its Buffalo Mill division, which was its Apparel Textiles segment. Accordingly, the financial statements for the three months ended September 30, 1994 have been restated to report the results of this operation as a discontinued operation.

NOTE C - BENEFITS

Pension Plans:

Current liabilities include $5.1 million computed to be the amount required to be paid by the Company to its pension plan during the year ending June 30, 1996 to meet the minimum funding standard. On September 15, 1995, the Company filed with the Internal Revenue Service ("IRS") an application for a waiver of the minimum funding standard as to its pension plan. If approved by the IRS, the Company's payment to its pension fund due March 15, 1996, estimated to be approximately $2.9 million, for the year ended June 30, 1995 would be deferred until the Company's cash flow improves. In addition to the payment for the 1995 fiscal year mentioned above, the Company is scheduled to make payments of approximately $730,000 each quarter, beginning October 15, 1995, for the 1996 fiscal year. As of November 14, 1995, the Company had not made the first of these quarterly payments. Depending on the course of events, the Company may have to apply for voluntary termination of its plan.

Postretirement Benefits Other Than Pensions:

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

Effective August 31, 1995, the Company discontinued the Company-sponsored medical plan for its employees, other than those of its 79%-owned subsidiary, Victoria Creations, Inc., and its retirees. The discontinuance resulted in a non-cash gain of $10.7 million from the reduction of a portion of the Company's liability for postretirement benefits other than pension. The discontinuance will reduce the Company's ongoing cash expenses by more than $1 million a year.

NOTE D - INCOME TAXES

The provisions for income taxes for the three months ended September 30, 1995 and 1994 varied from the expected relationship to loss before income taxes since the losses before income taxes did not result in income tax benefits. The provisions consist of amounts for state and local income taxes.

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

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:
                                                         (000 omitted)
                                                      ------------------
                                                       Sep 30   June 30
                                                        1995      1995
                                                      --------  --------
  Secured term loans - see below....................  $ 15,613  $ 12,000
  Revolving loans - see below.......................    14,525    15,784
  3 1/2% Senior Subordinated Secured Debentures
   due 2009 (net of unamortized discount of
   $46,652,000 at September 30, 1995 and
   $46,908,000 at June 30, 1995)....................    22,490    22,234
  5% Subordinated Notes due 2019:
   Issued to former senior lender...................    30,000    30,000
   Issued in settlement of lawsuit (net of
    unamortized discount of $20,911,000 at
    September 30, 1995 and $20,947,000 at
    June 30, 1995)..................................     1,089     1,053
  Other.............................................       896
                                                      --------  --------
                                Total Long-Term Debt  $ 84,613  $ 81,071
                                                      ========  ========

The revolving loans fluctuate based on the Company's cash availability or requirements. The term loans and revolving loans are secured by substantially all of the Company's assets.

Effective July 31, 1995, the Company and its 79%-owned subsidiary, Victoria Creations, Inc. ("Victoria"), each renegotiated its borrowing arrangements with its current lender. Under the terms of the amended agreements, the Company's borrowings under the revolving and term loans with the lender were converted to a term loan. This term loan will be repayable from collections of certain accounts receivable and sales of inventory other than those of Victoria and a portion of the proceeds of sales of the Company's other assets, primarily real property. The term loan matures July 31, 2000 and bears interest at the rate of 12% a year.

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

NOTE G - SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplemental information regarding certain balance sheet captions is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                       Sep 30    June 30
                                                        1995      1995
                                                      --------  --------
Inventories:
 Raw materials......................................  $  4,996  $  5,120
 Work in process....................................       692       484
 Finished goods.....................................    10,975    10,826
                                                      --------  --------
                                                      $ 16,663  $ 16,430
                                                      ========  ========

Property, plant and equipment:
 Land and buildings.................................  $  3,596  $  3,596
 Machinery, equipment and other.....................     9,014     8,969
                                                      --------  --------
                                                      $ 12,610  $ 12,565
Less accumulated depreciation and amortization......     8,053     7,924
                                                      --------  --------
                   Net Property, Plant and Equipment  $  4,557  $  4,641
                                                      ========  ========

Other assets and deferred charges:
 Long-term assets held for sale...................... $  3,059  $  3,260
 Interest receivable - sale of stock.................    1,914     1,873
 Deferred royalty expenses...........................      272       350
 Deposits............................................      309       291
 Other...............................................      728       735
                                                      --------  --------
                                                      $  6,282  $  6,509
                                                      ========  ========

Accrued expenses and sundry liabilities:
 Accrued pension liability........................... $  5,116  $  5,116
 Accrued compensation expenses.......................    1,410     1,428
 Accrued workers compensation........................    1,214     1,095
 Accrued taxes other than payroll....................      758       735
 Accrued shutdown costs..............................      643       711
 Accrued interest....................................      607     1,210
 Postretirement benefits other than pension..........      300     1,370
 Other...............................................    1,006       803
                                                      --------  --------
                                                      $ 11,054  $ 12,468
                                                      ========  ========

                                                        (000 omitted)
                                                      ------------------
                                                       Sep 30    June 30
                                                        1995      1995
                                                      --------  --------
Other long-term liabilities:
 Postretirement benefits other than pension.......... $  3,692 $  13,355
 Deferred shutdown costs.............................    3,452     3,732
 Accrued pension liability...........................      794       794
 Other...............................................        9         0
                                                      --------  --------
                                                      $  7,947  $ 17,881
                                                      ========  ========

NOTE H - LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits. It is not expected that these suits will result in judgements which in the aggregate would have a material adverse effect on the Company's financial position.

NOTE I - SUBSEQUENT EVENT

During October 1995, the Company sold, for $3.2 million in cash, certain land and buildings located in South Carolina that were not being used in its ongoing business. The sale resulted in a gain of approximately $875,000 that will be reported in the three months ended December 31, 1995. The proceeds were used to reduce the Company's indebtedness to its senior secured lender.

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

         (A) Reports on Form 8-K during quarter - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNITED MERCHANTS AND MANUFACTURERS, INC.
                                              (Registrant)



Date:   November 14, 1995         By     /s/  Norman R. Forson
                                              Norman R. Forson
                                          Senior Vice President and
                                            Corporate Comptroller

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                                 FORM 10-Q


                             INDEX TO EXHIBIT


The following exhibit is being filed herewith:

Exhibit No.

    (27) Financial Data Schedule as of and for the quarter ended September 30, 1994 is filed herewith as Exhibit EX-1.