Form 10-Q
period 1995-12-31
UNITED MERCHANTS & MANUFACTURERS INC /NEW/
filed 1996-02-26
CIK 101357

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995


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

As of February 19, 1996, there were 17,845,000 shares of Common Stock, Par Value $1 per share, outstanding.

                 UNITED MERCHANTS AND MANUFACTURERS, INC.
                             AND SUBSIDIARIES



                                 FORM 10-Q




                               - I N D E X -




                                                                    Page
                                                                   Number
Part I   Financial Information

 Consolidated Statement of Operations..............................   3

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations..............................   4

 Consolidated Balance Sheet........................................   7

 Consolidated Statement of Cash Flows..............................   8

 Notes to Consolidated Financial Statements........................   9

Part II  Other Information

 Items.............................................................  15

 Signatures........................................................  15

  PART I - FINANCIAL INFORMATION
  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (000 omitted)
                                   -----------------------------------------
                                    Three Months Ended     Six Months Ended
                                       December 31           December 31
                                   -------------------   -------------------
                                      1995      1994        1995      1994
                                   --------- ---------   --------- ---------
  Net sales........................  $13,417   $16,975     $25,327   $37,094

  Cost of sales....................   (7,123)  (10,606)    (13,154)  (21,718)
  Selling, general and
   administrative expenses.........   (6,221)   (8,701)    (11,928)  (18,116)
  Amortization of goodwill.........     (180)     (180)       (360)     (360)
  Loss on termination of certain
   operation (Note B)..............               (500)                 (500)
                                   --------- ---------   --------- ---------
                    Operating Loss     ($107)  ($3,012)      ($115)  ($3,600)

  Interest expense.................   (1,786)   (2,933)     (3,510)   (5,689)
  Gain from reduction of liability
   for postretirement benefits other
   than pensions (Note C)..........                         10,731
  Gain from sale of assets not
   used in operations..............    5,421                 5,421
  Loss on sale of operation -
   (Note B)........................               (835)                 (835)
  Other income ....................      118       129         132       210
  Minority interest in net
   (earnings) losses of subsidiary.      (85)      223        (247)       (3)
  Provision for income taxes.......      (25)      (25)        (50)      (50)
                                   --------- ---------   --------- ---------
            Income (Loss) from
             Continuing Operations    $3,536   ($6,453)    $12,362   ($9,967)

  Discontinued operations (Notes A and B):
   Net earnings (loss) prior to sale
    or closing.....................                 43                  (532)
   Loss on closing.................             (7,900)               (7,900)
                                   --------- ---------   --------- ---------
               Net Earnings (Loss)    $3,536  ($14,310)    $12,362  ($18,399)

  Dividends applicable to preferred
   stock (Note E)..................    1,125     1,125       2,250     2,250
                                   --------- ---------   --------- ---------
      Net Earnings (Loss)
       Applicable to Common Shares    $2,411  ($15,435)    $10,112  ($20,649)
                                   ========= =========   ========= =========

  Average common shares outstanding   17,845    17,845      17,845    17,845

  Earnings (Loss) per common share:
   Continuing operations...........    $0.14    ($0.42)      $0.57    ($0.68)
   Discontinued operations.........     0.00     (0.44)       0.00     (0.47)
                                   --------- ---------   --------- ---------
              Net Earnings (Loss)
                  per Common Share     $0.14    ($0.86)      $0.57    ($1.15)
                                   ========= =========   ========= =========

  See Notes to Consolidated Financial Statements.

           UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

Consolidated net sales of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") decreased by 21% during the second quarter of fiscal 1996 which ended December 31, 1995, to $13.4 million from $17.0 million during last year's same quarter. This decrease is the result of the sale of the Company's retail outlet store operation effective December 31, 1994, which had contributed approximately $4.3 million to net sales in last year's quarter. During the quarter ended December 31, 1995, the Company's remaining operation, its 79%-owned costume-jewelry subsidiary, Victoria Creations, Inc. ("Victoria") , reported a 4% increase in net sales as compared to the same period last year. Victoria's branded label merchandise, Givenchy, Richelieu and Lagerfeld, were at sales levels below those of the prior year for the current fiscal year's quarter as retail sales continued to underperform expectations and prior year's comparable period sales volume. Sales of Victoria's private label lines increased during the three months ended December 31, 1995 over such sales for the equivalent period last fiscal year as new private label market channels received initial shipments of merchandise. Sales of out-of-season merchandise (which is sold at lower than Victoria's normal margin) declined from those of the prior year's comparable period as less inventory was available for such sales.

For the quarter ended December 31, 1995, the Company reported a consolidated operating loss of $107,000 versus an operating loss of $3.0 million in last year's quarter. This improvement was the result of reduced corporate overhead expenses and the sale of the retail outlet store operation, which reported an operating loss of $855,000 during last year's quarter, together with increased operating income of Victoria. Victoria reported operating income of $1.1 million during this year's quarter as compared to an operating loss of $80,000 for the same period last year. Victoria's increased operating results were primarily the result of the increased sales referred to above and increased gross margin. Victoria's gross profit, as a percentage of net sales, for the current quarter increased 6% percentage points from that of the three months ended December 31, 1994. The operation's selling, general and administrative expenses decreased 2% in the current year's quarter from those of last year's quarter primarily as the result of reductions of sales volume related expenses and the operation's continued emphasis on expense control.

Consolidated interest expense decreased 39% for the three months ended December 31, 1995 compared to such expense in the second quarter of last fiscal year due primarily to the reduced interest rate resulting from the renegotiation of borrowing arrangements in July 1995 and to lower average borrowings. See Note F of Notes to Consolidated Financial Statements.

Consolidated earnings from continuing operations of the Company were $3.5 million for the three months ended December 31, 1995 compared with a loss of $6.5 million for the same quarter last fiscal year. Excluding the operating loss of the retail store outlet operations from the fiscal 1994 quarter results, the loss would be $5.6 million for that quarter. The earnings from continuing operations for the current quarter include gains from sale of assets not used in the operations of $5.4 million and reflects the reduced interest expense mentioned above. The loss from continuing operations of the prior year's quarter includes a loss of $835,000 on sale of the retail store outlet operation.
                                       4

Consolidated net sales of the Company for the six months ended December 31, 1995 decreased 32% from the net sales of $37.1 million reported for the prior year's first half. The decrease is primarily the result of the sale by the Company of its retail store outlet operations effective December 31, 1994 as mentioned above. Excluding the sales of this operation from the fiscal 1994 first half, net sales would show a decrease of 8%. For the six months ended December 31, 1995, Victoria's net sales decreased 8% from the net sales of $27.5 million reported in the prior year's first half. The decrease in Victoria's net sales for the six months ended December 31, 1995 is attributed to limitations on borrowings of cash from Victoria's senior secured lender during the five-to six-month period prior to August 1995. The limitations on borrowing constrained Victoria's ability to purchase raw materials needed to accept orders for finished goods for shipment during the first fiscal quarter of the current year. The limitations were lessened at the end of July 1995 when both the Company and Victoria each renegotiated its long-term debt with its lender (see Note F of Notes to Financial Statements).

For the six months ended December 31, 1995, the Company reported a consolidated operating loss of $115,000 versus an operating loss of $3.6 million in last year's first half. As with the second quarter discussed above, the improvement was the result of reduced corporate overhead expenses and the sale of the retail outlet store operation, which reported an operating loss of $1.2 million during last year's half, together with increased operating income of Victoria. Victoria reported operating income of $2.3 million during this year's six months as compared to operating income of $1.9 million during the same period last year. Victoria's increased operating results were primarily the result of the increased gross margin and reduced selling, general and administrative expenses. Victoria's gross profit, as a percentage of net sales, for the current half year increased 2% percentage points from that of the six months ended December 31, 1994. The operation's selling, general and administrative expenses decreased 9% in the current year's six months from those of last year's first half primarily as the result of reductions of sales volume related expenses and the operation's continued emphasis on expense control.

Consolidated interest expense decreased 38% for the six months ended December 31, 1995 compared to such expense in the first half of last fiscal year due primarily to the reduced interest rate resulting from the renegotiation of borrowing arrangements in July 1995 and to lower average borrowings. See Note F of Notes to Consolidated Financial Statements.

Consolidated earnings from continuing operations of the Company were approximately $12.4 million for the six months ended December 31, 1995 compared with a loss of $10.0 million for the same period last fiscal year. Excluding the operating loss of the retail store outlet operations from the fiscal 1994 six months results, the loss would be $8.8 million for that period. The earnings from continuing operations for the current six months include gains from sale of assets not used in the operations of $5.4 million and reflects the reduced interest expense mentioned above. In addition, these earnings include a gain of $10.7 million from reduction of liability for postretirement benefits other than pension reported in the quarter ended September 30, 1995 (see Note C of Notes to Consolidated Financial
Statements). The loss from continuing operations of the prior year's six months includes the loss of $835,000 on sale of the retail store outlet operation mentioned above.

See Note B of Notes to Consolidated Financial Statements regarding the Company's discontinuance of its Buffalo Mill Operations.

                        LIQUIDITY AND CAPITAL RESOURCE

During the six months ended December 31, 1995, the Company sold certain assets, primarily land and buildings, that were not being used in its ongoing operations (see Statements of Operations and Cash Flows). The cash received was used in its operations and to reduce its long-term debt. As a result of the sales, the Company depended to a lesser extent on borrowings to finance its operations. The amounts which the Company borrows under its revolving loan agreements fluctuate based on the Company's cash availability and requirements. Working capital increased to $11.2 million at December 31, 1995 from $7.7 million at June 30, 1995. The Company's current ratio increased to
1.68 to 1.0 at December 31, 1995 as compared to 1.41 to 1.0 at June 30, 1995.

As discussed in Note F of Notes to Consolidated Financial Statements, effective July 31, 1995, the Company and Victoria, each renegotiated its borrowing arrangements with that its senior secured lender. Currently, short-term needs for working capital are obtained from borrowings under the renegotiated revolving loan facility or from the proceeds from the sale of assets. The Company does not anticipate substantial increased needs for long-term borrowings.

During recent years, the Company has incurred significant losses from operations and as of December 31, 1995 has a stockholders' equity deficit. As discussed in the Company's 1995 Annual Report on Form 10-K, in June 1994, the Company reduced its senior secured indebtedness by approximately $63,400,000. While that was a substantial, positive development for the Company, as of June 30, 1995, the Company's independent auditors' report stated that the recurring losses from operations, net deficiency in stockholders' equity and significant debt owed by the Company raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to improve the profitability of its existing operation and the possible development of other business activities. With regard to the development of other business activities, the Company has taken certain steps toward establishing, through a subsidiary, a reinsurance business. This subsidiary is seeking seek to acquire certain types of existing life insurance policies and other long-term annuity contracts from mainly life insurance companies. Over a period of time, the Company is hopeful that it will generate profits and positive cash flow as it services these policies. There can be no assurances that the Company will succeed in improving the profitability of its existing operation or establishing a profitable business in the insurance field.

See Note C of Notes to Consolidated Financial Statements for information regarding the Company's filing of a notice to terminate its pension plan.

See Note I - Subsequent Event regarding the Company and Victoria filing petitions for reorganization relief under Chapter 11 of the U. S. Bankruptcy Code.

    UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEET
                                                           (000 omitted)
                                                        -------------------
                                                          Dec 31   June 30
                                                           1995      1995
                           ASSETS                       --------- ---------
    Current Assets:
     Cash...............................................   $1,230      $965
     Receivables, net of allowances of $2,863,000 at
      December 31, 1995 and $2,481,000 at June 30, 1995.    6,648     7,419
     Inventories (Note G)...............................   17,678    16,430
     Prepaid expenses and other current assets..........    2,030     1,113
     Net assets of discontinued operations..............        2       689
                                                        --------- ---------
                                   Total Current Assets   $27,588   $26,616

    Property, Plant and Equipment (Note G)..............  $10,250   $12,565
     Less accumulated depreciation and amortization.....    7,487     7,924
                                                        --------- ---------
                                                           $2,763    $4,641

    Goodwill............................................   20,301    20,662
    Other Assets and Deferred Charges (Note G)..........    4,566     6,509
                                                        --------- ---------
                                                          $55,218   $58,428
                                                        ========= =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities:
     Trade payables.....................................   $5,155    $6,418
     Accrued expenses and sundry liabilities (Note G)...   11,260    12,468
                                                        --------- ---------
                              Total Current Liabilities   $16,415   $18,886

    Long-Term Debt (Note F).............................   79,921    81,071
    Other Long-Term Liabilities (Note G)................    5,683    17,881
    Minority Interest...................................    1,871     1,624

    Stockholders' Equity (Deficit):
     Preferred stock, par value $1 per share; 10,000,000
      shares authorized; 450,000 shares outstanding.....     $450      $450
     Common stock, par value $1 per share: 40,000,000
      shares authorized; 17,845,000 shares outstanding
      (excluding 22,800 shares held in treasury)........   17,845    17,845
     Capital in excess of par value.....................   64,674    64,674
     Retained earnings (deficit)........................ (124,054) (136,416)
     Unrealized pension liability adjustment............   (3,587)   (3,587)
     Notes receivable from stock purchase agreement.....   (4,000)   (4,000)
                                                        --------- ---------
                   Total Stockholders' Equity (Deficit)  ($48,672) ($61,034)
                                                        --------- ---------
                                                          $55,218   $58,428
                                                        ========= =========

    See Notes to Consolidated Financial Statements.

    UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CASH FLOWS                   (000 omitted)
                                                        -------------------
                                                          Six Months Ended
                                                            December 31
                                                        -------------------
                                                           1995      1994
                                                        --------- ---------
    Cash Flows from Operating Activities:
     Net earnings (loss)................................  $12,362  ($18,399)
     Adjustments to reconcile net earnings (loss) to net
      cash used for operating activities:
       Depreciation and amortization....................      611       806
       Minority interest................................      247         3
       Amortization of bond discount....................      584       505
       Gain from reduction of liability for
        postretirement benefits other than pensions.....  (10,731)
       Gain on sale of assets not used in operations....   (5,421)
       Accrued loss on sale or shutdown of operations...              9,235
        less cash portion of accruals...................             (3,204)
     Decrease (increase) in assets:
      Receivables.......................................      771     3,804
      Inventories.......................................   (1,248)    2,038
      Prepaid expenses and other current items..........     (917)      (73)
      Other assets......................................    1,943       113
     Increase (decrease) in liabilities:
      Trade payables ...................................   (1,263)     (296)
      Accrued expenses and sundry liabilities...........     (139)    2,774
      Other long-term liabilities.......................   (1,694)     (404)
                                                        --------- ---------
                 Net Cash Used for Operating Activities   ($4,895)  ($3,098)

    Cash Flows from Investing Activities:
     Additions to property, plant and equipment.........    ($109)    ($242)
     Proceeds from sale of assets not used in operations    6,316
     Disposition of property, plant and equipment.......                103
     Net change in assets of discontinued operations....      687     1,415
                                                        --------- ---------
              Net Cash Provided by Investing Activities    $6,894    $1,276

    Cash Flows from Financing Activities:
     Increase (decrease) in long-term debt..............  ($1,734)   $3,265
                                                        --------- ---------
    Net Cash Provided by (used for) Financing Activities  ($1,734)   $3,265
                                                        --------- ---------
                                       Increase in Cash      $265    $1,443
    Cash at beginning of period.........................      965       662
                                                        --------- ---------
                                  Cash at end of period    $1,230    $2,105
                                                        ========= =========
    ----------
    Supplemental disclosures of cash flow information:
     Interest paid......................................   $2,057    $5,184
     Income taxes paid..................................       50        50

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

Liquidity - During each of the three years ended June 30, 1995, the Company incurred significant losses from operations and as of December 31, 1995 has a stockholders' equity deficit. As discussed in the Company's Annual Report on Form 10-K, the Company refinanced its senior debt as of June 30, 1994 and thereby reduced the total indebtedness of the Company. While this was a substantial, positive development for the Company, as of June 30, 1995, the Company's independent auditors' report stated that the recurring losses from operations, net deficiency in stockholders' equity and significant debt owed by the Company raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might
result from the outcome of this uncertainty.   See Note I below regarding
subsequent event.

NOTE B - DISPOSITIONS AND TERMINATIONS OF CERTAIN OPERATIONS

In January 1995, the Company sold its retail outlet store operations for cash and the assumption by the buyer of certain of the operation's liabilities. As of December 31, 1994, the Company recognized a loss of $1.3 million for the sale and the loss from operations from December 31, 1994 to date of sale. The statements of operations and cash flows presented herein include the results of the retail store operations for the three and six months ended December 31, 1994. Net sales for the three and six months ended December 31, 1994 include $4.3 million and $9.8 million, respectively, and operating loss includes $0.9 million and $1.2 million, respectively, from these operations.

Discontinued Operations:

In December 1994, the Company announced that it would close its Buffalo Mill division, which was its Apparel Textiles segment. At that time, the Company made a provision for losses of $7.9 million for the closing and ongoing costs of the division.

NOTE C - BENEFITS

Notice of Intent to Terminate Pension Plan:

The discussion in the following paragraph relates to the United Merchants and Manufacturers, Inc. pension plan. The Retirement Savings Plan of Victoria Creations, Inc., the Company's 79%-owned subsidiary, is not affected.

The UM&M pension plan covers approximately 8,800 persons, of whom 36 are current employees. At present, of the 8,800 who have vested benefits in the plan, 4,500 are receiving pension payments; the others will receive payments beginning when they become 65 years of age. As set forth in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended June 30, 1995, the Company's obligation for benefits, as projected by actuaries, of $68.8 million exceeded the assets held in the pension plan trust fund of $ 62.9 million by $5.9 million or 9%. This underfunding was due in large part to the performance of the investment markets during the calendar year 1994. As a result of this underfunded position, the Company was scheduled to make minimum funding payments of approximately $730,000 each quarter to its pension plan trust fund beginning October 15, 1995. In addition, the Company was scheduled to make a payment of approximately $2.9 million to its pension plan trust fund on March 15, 1996. The Company did not make the payments due October 15, 1995 and January 15, 1996. Effective November 28, 1995, the Company determined that it could not make the contributions necessary to fund its pension plan. At that time, the Company filed with the Pension Benefit Guarantee Corporation ("PBGC") a Distress Termination - Notice of Intent to Terminate form. The proposed date of the termination of the Company's pension plan is January 31, 1996. If the application for a distress termination is accepted by the PBGC, the PBGC will take over administration of the pension plan, the Company will not make further contributions to the pension plan and the Company's employees will not earn additional benefits under the pension plan. The Company believes that the PBGC will ensure that the employees covered by the pension plan receive the amounts due to them under the pension plan to the extent that the payments do not exceed the PBGC maximum guaranteed benefit (approximately $30,000 a year at age 65).

The Internal Revenue Code provides for a tax of 10 percent on the amount of the accumulated funding deficiency determined as of the end of the plan year. If such tax is imposed, and the applicable accumulated funding deficiency is not paid within the taxable period, the Internal Revenue Service may impose a tax equal to 100 percent of the funding deficiency.

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

In a further step to reduce ongoing costs, on February 5, 1996, the Company notified its employees and retirees that effective February 29, 1996, the Company was discontinuing its group life insurance program which was predominately paid for by the Company. The discontinuance will result in a non-cash gain of $4.0 million from the reduction of the balance of the Company's liability for postretirement benefits other than pension.

NOTE D - INCOME TAXES

The provisions for income taxes for the three and six months ended December 31, 1995 and 1994 varied from the expected relationship to earnings (loss) before income taxes since the losses before income taxes did not result in income tax benefits and the Company had net operating loss carryforwards to offset the earnings. The amounts shown as provisions for income taxes are for state and local income taxes.

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

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:
                                                         (000 omitted)
                                                      ------------------
                                                       Dec 31   June 30
                                                        1995      1995
                                                      --------  --------
  Secured term loans - see below....................  $ 11,889  $ 12,000
  Revolving loans - see below.......................    13,246    15,784
  3 1/2% Senior Subordinated Secured Debentures
   due 2009 (net of unamortized discount of
   $46,395,000 at December 31, 1995 and
   $46,908,000 at June 30, 1995)....................    22,747    22,234
  5% Subordinated Notes due 2019:
   Issued to former senior lender...................    30,000    30,000
   Issued in settlement of lawsuit (net of
    unamortized discount of $20,876,000 at
    December 31, 1995 and $20,947,000 at
    June 30, 1995)..................................     1,124     1,053
  Other.............................................       915
                                                      --------  --------
                                Total Long-Term Debt  $ 79,921  $ 81,071
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

The new arrangements for Victoria consist of a term loan ($4,760,000 at December 31, 1995) payable $60,000 a month with the balance due June 15, 2000 and a revolving loan, based on Victoria's eligible accounts receivable and inventories, having a term ending June 15, 1998. The revolving loan will be renewed automatically for successive one year periods thereafter unless terminated by either party upon thirty days notice. These loans bear interest at prime rate plus 3 1/2%, or currently 12% a year.

NOTE G - SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplemental information regarding certain balance sheet captions is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                       Dec 31    June 30
                                                        1995      1995
                                                      --------  --------
Inventories:
 Raw materials......................................  $  4,950  $  5,120
 Work in process....................................       649       484
 Finished goods.....................................    12,079    10,826
                                                      --------  --------
                                                      $ 17,678  $ 16,430
                                                      ========  ========

Property, plant and equipment:
 Land and buildings.................................  $  1,931  $  3,596
 Machinery, equipment and other.....................     8,319     8,969
                                                      --------  --------
                                                      $ 10,250  $ 12,565
Less accumulated depreciation and amortization......     7,487     7,924
                                                      --------  --------
                   Net Property, Plant and Equipment  $  2,763  $  4,641
                                                      ========  ========

Other assets and deferred charges:
 Interest receivable - sale of stock................. $  1,947  $  1,873
 Assets held for sale................................    1,653     3,260
 Deposits............................................      283       291
 Deferred royalty expenses...........................      272       350
 Other...............................................      411       735
                                                      --------  --------
                                                      $  4,566  $  6,509
                                                      ========  ========

Accrued expenses and sundry liabilities:
 Accrued pension liability........................... $  5,968  $  5,116
 Accrued workers compensation........................    1,359     1,095
 Accrued interest....................................    1,223     1,210
 Accrued compensation expenses.......................      862     1,428
 Accrued taxes other than payroll....................      381       735
 Postretirement benefits other than pension..........      300     1,370
 Other...............................................    1,167     1,514
                                                      --------  --------
                                                      $ 11,260  $ 12,468
                                                      ========  ========

                                                        (000 omitted)
                                                      ------------------
                                                       Dec 31    June 30
                                                        1995      1995
                                                      --------  --------
Other long-term liabilities:
 Postretirement benefits other than pension.......... $  3,692 $  13,355
 Deferred shutdown costs.............................    1,948     3,732
 Other...............................................       43       794
                                                      --------  --------
                                                      $  5,683  $ 17,881
                                                      ========  ========

NOTE H - LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits. It is not expected that these suits will result in judgements which in the aggregate would have a material adverse effect on the Company's financial position.


NOTE I - SUBSEQUENT EVENT

Effective February 22, 1996, the Company and its 79%-owned subsidiary, Victoria Creations, Inc., filed petitions for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Court for the Southern District of New York.

The filing became necessary because the Company's secured lender refused to extend necessary funding for Victoria's current operations and the Company guarantees Victoria's debt to the lender. Consequently, the Company and Victoria are unable to meet their immediate financial commitments. After a thorough review of all alternatives, the Company was compelled to take this action to preserve its assets, provide for continuing operation and protect the interests of its stockholders, creditors, customers, employees and suppliers.

Subject to bankruptcy court approval of post-petition financing, the Company and Victoria plan to continue to operate their businesses as debtors-in-possession while the reorganization is pending. If post-petition financing is not ordered by the court, it is likely that the Company will be liquidated.

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


                                  UNITED MERCHANTS AND MANUFACTURERS, INC.
                                              (Registrant)



Date:   February 23, 1996         By     /s/  Norman R. Forson
                                              Norman R. Forson
                                          Senior Vice President and
                                            Corporate Comptroller

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                                 FORM 10-Q


                             INDEX TO EXHIBIT


The following exhibit is being filed herewith:

Exhibit No.

    (27) Financial Data Schedule as of and for the quarter ended December 31, 1995 is filed herewith as Exhibit EX-1.