Form 10-Q
period 1996-03-31
UNITED MERCHANTS & MANUFACTURERS INC /NEW/
filed 1996-05-23
CIK 101357

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


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

As of May 15, 1996, there were 17,845,000 shares of Common Stock, Par Value $1 per share, outstanding.

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

  PART I - FINANCIAL INFORMATION

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (000 omitted)
                                   -----------------------------------------
                                    Three Months Ended    Nine Months Ended
                                         March 31              March 31
                                   -------------------   -------------------
                                      1996      1995        1996      1995
                                   --------- ---------   --------- ---------
  Net sales........................  $12,280   $11,197     $37,607   $48,291

  Cost of sales....................   (6,627)   (6,499)    (19,781)  (28,217)
  Selling, general and
   administrative expenses.........   (6,290)   (6,294)    (18,218)  (24,496)
  Amortization of goodwill.........     (180)     (180)       (540)     (540)
  Loss on termination of certain
   operations (Note B).............                (13)                 (513)
                                   --------- ---------   --------- ---------
                    Operating Loss     ($817)  ($1,789)      ($932)  ($5,475)

  Interest expense.................   (1,372)   (2,731)     (4,882)   (8,420)
  Gain from reduction of liability
   for postretirement benefits other
   than pensions...................    3,995                14,726
  Gain on sale of assets not
   used in operations..............     (300)                5,121
  Loss on sale of operation -
   (Note B)........................                                     (835)
  Other income ....................      304        22         436       318
  Minority interest in net losses
   of subsidiary...................        9       155        (238)      152
  Reorganization expenses..........      (25)                  (25)
  Provision for income taxes.......      (25)      (25)        (75)      (75)
                                   --------- ---------   --------- ---------
            Earnings (Loss) from
             Continuing Operations    $1,769   ($4,368)    $14,131  ($14,335)

  Discontinued operations (Notes A and B):
   Net loss prior to sale or closing                                    (532)
   Loss on sale or closing.........                                   (7,900)
                                   --------- ---------   --------- ---------
               Net Earnings (Loss)    $1,769   ($4,368)    $14,131  ($22,767)

  Dividends applicable to preferred
   stock (Note E)..................    1,125     1,125       3,375     3,375
                                   --------- ---------   --------- ---------
   Net Earnings (Loss) Applicable
                  to Common Shares      $644   ($5,493)    $10,756  ($26,142)
                                   ========= =========   ========= =========

  Average common shares outstanding   17,845    17,845      17,845    17,845

  Earnings (Loss) per common share:
   Continuing operations...........    $0.04    ($0.31)      $0.60    ($0.99)
   Discontinued operations.........     0.00      0.00        0.00     (0.47)
                                   --------- ---------   --------- ---------
              Net Earnings (Loss)
                  per Common Share     $0.04    ($0.31)      $0.60    ($1.46)
                                   ========= =========   ========= =========

  See Notes to Consolidated Financial Statements.

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

Consolidated net sales of United Merchants and Manufacturers, Inc. ("UM&M" or the "Company") increased by 10% during the third quarter of fiscal 1996 which ended March 31, 1996, to $12.3 million from $11.2 million during last year's same quarter. During the quarter ended March 31, 1996, the Company's remaining operation, its 79%-owned costume-jewelry subsidiary, Victoria Creations, Inc. ("Victoria") , reported a 10% increase in net sales as compared to the same period last year. The increase for the quarter is attributable to new program launches, strong international sales and recovering retail sales in the domestic markets. Sales of out-of-season merchandise (which is sold at lower than Victoria's normal margin) declined from those of the prior year's comparable period as less inventory was available for such sales.

For the quarter ended March 31, 1996, the Company reported a consolidated operating loss of $817,000 versus an operating loss of $1.8 million in last year's quarter. This improvement was the result of reduced corporate overhead expenses, together with increased operating income of Victoria. Victoria reported operating income of $524,000 during this year's quarter as compared to an operating loss of $18,000 for the same period last year. Victoria's increased operating results were primarily the result of the increased sales referred to above combined with lesser increases in both cost of goods sold and selling, administrative and general expenses. Victoria's gross profit, as a percentage of net sales, for the current quarter increased 3% percentage points from that of the three months ended March 31, 1995. The operation's selling, general and administrative expenses increased 6% in the current year's quarter from those of last year's quarter primarily as the result of sales volume related expenses. As a percentage of net sales, such expenses declined more than one percentage point from those of the prior comparable period.

Consolidated interest expense decreased 50% for the three months ended March 31, 1996 compared to such expense in the third quarter of last fiscal year due to the reduced interest rate resulting from the renegotiation of borrowing arrangements in July 1995 and to lower average borrowings. See Note G of Notes to Consolidated Financial Statements.

Consolidated earnings from continuing operations of the Company were $1.8 million for the three months ended March 31, 1996 compared with a loss of $4.4 million for the same quarter last fiscal year. The earnings from continuing operations for the current quarter include a gain from reduction of liability for postretirement benefits other than pension of $4.0 million and a loss from sale of assets not used in the operations of $300,000 and reflects the reduced interest expense mentioned above.

Consolidated net sales of the Company for the nine months ended March 31, 1996 decreased 22% from the net sales of $48.3 million reported for the prior year's nine months. The decrease is primarily the result of the sale by the Company of its retail store outlet operations effective December 31, 1994. Excluding the sales of this operation from the fiscal 1995 nine months, net sales would show a decrease of 2%. For the nine months ended March 31, 1996, Victoria's net sales decreased 3% from the net sales of $38.7 million reported in the prior year's nine months. The decrease in Victoria's net sales for the nine months ended March 31, 1996 is attributed to limitations on borrowings of cash from Victoria's senior secured lender during the five to six-month period prior to August 1995. The limitations on borrowing constrained Victoria's ability to purchase raw materials needed to accept orders for finished goods for shipment during the first fiscal quarter of the current year. The limitations were lessened at the end of July 1995 when both the Company and Victoria each renegotiated its long-term debt with its lender and Victoria was able to recover somewhat during the balance of the Fall season. However, as the planning for the Spring season began, the Company's senior secured lender refused to make funds available for the seasonal inventory build up and also refused to allow the Company to arrange for an alternative funding source. Without this additional funding, the Company believes its ability to service its customers' requirements would have been constrained which could have irreparably harmed its ongoing business relations with these customers; therefore, the Company and Victoria each filed a petition for reorganization under Chapter 11 of the Bankruptcy Code (see below and Note B of Notes to Consolidated Financial Statements).

For the nine months ended March 31, 1996, the Company reported a consolidated operating loss of $932,000 versus an operating loss of $5.5 million in last year's nine months. The improvement was the result of reduced corporate overhead expenses and the sale of the retail outlet store operation, which reported an operating loss of $1.2 million during last year's nine months, together with increased operating income of Victoria. Victoria reported operating income of $2.9 million during this year's nine months as compared to operating income of $1.9 million during the same period last year. Victoria's increased operating results were primarily the result of increased gross margin and reduced selling, general and administrative expenses. Victoria's gross profit, as a percentage of net sales, for the current nine months increased 3% percentage points from that of the nine months ended March 31, 1995. The operation's selling, general and administrative expenses decreased 4% in the current year's nine months from those of last year's comparable period, primarily as the result of reductions of sales volume related expenses and the operation's continued emphasis on expense control.

Consolidated interest expense decreased 42% for the nine months ended March 31, 1996 compared to such expense in the nine months of last fiscal year due to the reduced interest rate resulting from the renegotiation of borrowing arrangements in July 1995 and to lower average borrowings. See Note G of Notes to Consolidated Financial Statements.

Consolidated earnings from continuing operations of the Company were approximately $14.1 million for the nine months ended March 31, 1996 compared with a loss of $14.3 million for the same period last fiscal year. Excluding the operating loss of the retail store outlet operations from the fiscal 1995 nine months results, the loss would be $13.1 million for that period. The earnings from continuing operations for the current nine months include gains from reduction of liability for postretirement benefits other than pensions of $14.7 million and gain from sale of assets not used in the operations of $5.1 million and reflects the reduced interest expense mentioned above. The loss from continuing operations of the prior year's nine months includes the loss of $835,000 on sale of the retail store outlet operation mentioned above.

See Note C of Notes to Consolidated Financial Statements regarding the Company's discontinuance of its Buffalo Mill Operations.

                      LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1996, the Company sold certain assets, primarily land and buildings, that were not being used in its ongoing operations (see Statements of Operations and Cash Flows). The cash received was used in its operations and to reduce its long-term debt. During recent years, the Company has incurred significant losses from operations and as of March 31, 1996 has a stockholders' equity deficit.
As discussed in the Company's 1995 Annual Report on Form 10-K, in June 1994, the Company reduced its senior secured indebtedness by approximately $63,400,000. While that was a substantial, positive development for the Company, as of June 30, 1995, the Company's independent auditors' report stated that the recurring losses from operations, net deficiency in stockholders' equity and significant debt owed by the Company raise substantial doubt as to the Company's ability to continue as a going concern.

Effective February 22, 1996, the Company and its 79%-owned subsidiary, Victoria Creations, Inc., filed petitions for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Court for the Southern District of New York. The filing became necessary because the Company's secured lender refused to extend necessary funding for Victoria's current operations and the Company guarantees Victoria's debt to the lender. Consequently, the Company and Victoria were unable to meet their immediate financial commitments. After a thorough review of all alternatives, the Company was compelled to take this action to preserve its assets, provide for continuing operation and protect the interests of its stockholders, creditors, customers, employees and suppliers.

Pursuant to the Bankruptcy Code, the Company is continuing to operate its businesses as debtor-in-possession while the reorganization case is pending. The Company is allowed to use, and is using, its cash and other resources at the operating level in the ordinary course of business.

The Bankruptcy Court has authorized the Company to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefit plans.

See Note D of Notes to Consolidated Financial Statements for information regarding the Company's filing of a notice to terminate its pension plan.

    UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEET
                                                           (000 omitted)
                                                        -------------------
                                                         March 31  June 30
                                                           1996      1995
                           ASSETS                       --------- ---------
    Current Assets:
     Cash...............................................     $812      $965
     Receivables, net of allowances of $3,724,000 at
      March 31, 1996 and $2,481,000 at June 30, 1995....    9,590     7,419
     Inventories........................................   17,392    16,430
     Prepaid expenses and other current assets..........    1,469     1,113
     Net assets of discontinued operations..............        0       689
                                                        --------- ---------
                                   Total Current Assets   $29,263   $26,616

    Property, Plant and Equipment.......................   $7,237   $12,565
     Less accumulated depreciation and amortization.....    5,440     7,924
                                                        --------- ---------
                                                           $1,797    $4,641

    Goodwill............................................   20,121    20,662
    Other Assets and Deferred Charges...................    4,582     6,509
                                                        --------- ---------
                                                          $55,763   $58,428
                                                        ========= =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities:
     Trade payables.....................................     $465    $6,418
     Accrued expenses and sundry liabilities............    2,172    12,468
                                                        --------- ---------
                              Total Current Liabilities    $2,637   $18,886

    Liabilities subject to compromise:
     Accounts payable...................................   $5,824
     Accrued expenses...................................      962
     Long-term debt.....................................   55,693
     Other long-term liabilities........................    5,976
                                                        ---------
                Total Liabilities Subject to Compromise   $68,455

    Long-Term Debt......................................   27,099    81,071
    Other Long-Term Liabilities.........................    2,613    17,881
    Minority Interest...................................    1,862     1,624

    Stockholders' Equity (Deficit):
     Preferred stock, par value $1 per share; 10,000,000
      shares authorized; 450,000 shares outstanding.....     $450      $450
     Common stock, par value $1 per share: 40,000,000
      shares authorized; 17,845,000 shares outstanding
      (excluding 22,800 shares held in treasury)........   17,845    17,845
     Capital in excess of par value.....................   64,674    64,674
     Retained earnings (deficit)........................ (122,285) (136,416)
     Unrealized pension liability adjustment............   (3,587)   (3,587)
     Notes receivable from stock purchase agreement.....   (4,000)   (4,000)
                                                        --------- ---------
                   Total Stockholders' Equity (Deficit)  ($46,903) ($61,034)
                                                        --------- ---------
                                                          $55,763   $58,428
                                                        ========= =========
    See Notes to Consolidated Financial Statements.

  UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (000 omitted)
                                                      -------------------
                                                       Nine Months Ended
                                                            March 31
                                                      -------------------
                                                         1996      1995
                                                      --------- ---------
  Cash Flows from Operating Activities:
   Net earnings (loss)................................  $14,131  ($22,767)
   Adjustments to reconcile net earnings (loss) to net
    cash used for operating activities:
     Depreciation and amortization....................      916     1,158
     Minority interest................................      238      (152)
     Amortization of bond discount....................      792       774
     Gain from reduction of liability for
      postretirement benefits other than pensions.....  (14,726)
     Gain on sale of assets not used in operations....   (5,121)
     Loss on shutdown of certain operations...........              7,900
      Less cash portion of loss on shutdown ..........             (2,704)
     Loss on sale of division.........................                835
   Decrease (increase) in assets:
    Receivables.......................................   (1,244)      552
    Inventories.......................................     (962)    3,025
    Prepaid expenses and other current items..........     (356)      213
    Other assets and deferred charges.................    1,927       101
   Increase (decrease) in liabilities:
    Trade payables ...................................     (129)    1,364
    Accrued expenses and sundry liabilities...........   (7,965)     (983)
    Other long-term liabilities.......................    4,908    (1,066)
                                                      --------- ---------
               Net Cash Used for Operating Activities   ($7,591) ($11,750)

  Cash Flows from Investing Activities:
   Additions to property, plant and equipment.........    ($201)    ($267)
   Proceeds from sale of assets not used in operations    6,948
    less non-cash proceeds - receivables..............     (927)
   Dispositions of property, plant and equipment......                103
   Sale or shutdown of divisions:
    Proceeds from sale or shutdown of divisions.......              8,941
   Net change in assets of discontinued operation
    prior to sale or shutdown.........................      689     1,415
                                                      --------- ---------
            Net Cash Provided by Investing Activities    $6,509   $10,192

  Cash Flows from Financing Activities:
   Increase (Decrease) in long-term debt..............      929     2,704
                                                      --------- ---------
            Net Cash Provided by Financing Activities      $929    $2,704
                                                      --------- ---------
                          Increase (Decrease) in Cash     ($153)   $1,146

  Cash at beginning of period.........................      965       662
                                                      --------- ---------
                                Cash at end of period      $812    $1,808
                                                      ========= =========
  -------------------
  Supplemental disclosures of cash flow information:
   Interest...........................................   $3,140    $8,251
   Income Taxes.......................................       75        75

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

The accompanying financial statements have been prepared in conformity with generally accepted principles applicable to a going concern which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. In the event that a plan of reorganization (see Note B below) is not consummated, certain adjustments may be required to the stated amounts and classification of assets and liabilities.

NOTE B - PETITION FOR REORGANIZATION UNDER CHAPTER 11

Effective February 22, 1996, the Company and its 79%-owned subsidiary, Victoria Creations, Inc., filed petitions for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Court for the Southern District of New York. The filing became necessary because the Company's secured lender refused to extend necessary funding for Victoria's current operations and the Company guarantees Victoria's debt to the lender. Consequently, the Company and Victoria were unable to meet their immediate financial commitments. After a thorough review of all alternatives, the Company was compelled to take this action to preserve its assets, provide for continuing operation and protect the interests of its stockholders, creditors, customers, employees and suppliers.

Pursuant to the Bankruptcy Code, the Company is continuing to operate its businesses as debtor-in-possession while the reorganization case is pending. The Company is allowed to use, and is using, its cash and other resources at the operating level in the ordinary course of business.

Under Chapter 11, the presentation and collection of certain prepetition claims against the Company are stayed. These claims are reflected in the March 31, 1996 balance sheet as "Liabilities Subject to Compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and may be determined by the court (or agreed to by the parties in interest) for contingencies and other disputed amounts.

Creditors holding claims secured by the Company's assets are also stayed, although such claimants may move the court for relief from the stay. Secured claims are secured by liens on substantially all of the Company's assets.

Liabilities subject to compromise are stated at the Company's carrying value and not at the amounts for which the claims may be settled.

The Bankruptcy Court has authorized the Company to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefit plans.

The statement of cash flows reflects changes in applicable liabilities before the reclassification of such amounts to liabilities subject to compromise.

The Company anticipates that it will not be required to pay postpetition interest on certain of its prepetition debt obligations and, accordingly, effective with the filing, discontinued accruing interest on those debt obligations. Contractual interest not accrued and not reflected in the statement of operations with respect to those obligations amounted to $355,000 during the period ended March 31, 1996.

NOTE C - DISPOSITIONS AND TERMINATIONS OF CERTAIN OPERATIONS

In January 1995, the Company sold its retail outlet store operations for cash and the assumption by the buyer of certain of the operation's liabilities. As of December 31, 1994, the Company recognized a loss of $1.3 million for the sale and the loss from operations from December 31, 1994 to date of sale. The statements of operations and cash flows presented herein include the results of the retail store operations for the six months ended December 31, 1994. Net sales for the nine months ended March 31, 1995 include $9.8 million and operating loss includes $1.2 million from these operations.

Discontinued Operations:

In December 1994, the Company announced that it would close its Buffalo Mill division, which was its Apparel Textiles segment. At that time, the Company made a provision for losses of $7.9 million for the closing and ongoing costs of the division.

NOTE D - BENEFITS

Notice of Intent to Terminate Pension Plan:

The discussion in the following paragraph relates to the United Merchants and Manufacturers, Inc. pension plan. The Retirement Savings Plan of Victoria Creations, Inc., the Company's 79%-owned subsidiary, is not affected.

The UM&M pension plan covers approximately 8,800 persons, of whom 12 are current employees. At present, of the 8,800 who have vested benefits in the plan, 4,500 are receiving pension payments; the others will receive payments beginning when they become 65 years of age. As set forth in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended June 30, 1995, the Company's obligation for benefits of $68.8 million, as projected by actuaries, exceeded the assets held in the pension plan trust fund of $ 62.9 million by $5.9 million or 9%. This underfunding was due in large part to the performance of the investment markets during the calendar year 1994. As a result of this underfunded position, the Company was scheduled to make minimum funding payments of approximately $730,000 each quarter to its pension plan trust fund beginning October 15, 1995. In addition, the Company was scheduled to make a payment of approximately $2.9 million to its pension plan trust fund on March 15, 1996. The Company did not make the payments. Effective November 28, 1995, the Company determined that it could not make the contributions necessary to fund its pension plan. At that time, the Company filed with the Pension Benefit Guarantee Corporation ("PBGC") a Distress Termination - Notice of Intent to Terminate form. The proposed date of the termination of the Company's pension plan was January 31, 1996. If the application for a distress termination is accepted by the PBGC, the PBGC will take over administration of the pension plan, the Company will not make further contributions to the pension plan and the Company's employees will not earn additional benefits under the pension plan. The Company believes that the PBGC will ensure that the employees covered by the pension plan receive the amounts due to them under the pension plan to the extent that the payments do not exceed the PBGC maximum guaranteed benefit (approximately $30,000 a year at age 65).

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

Effective August 31, 1995, the Company discontinued the Company-sponsored medical plan and, effective March 1, 1996, discontinued the Company-sponsored life insurance coverage for its employees other than those of its 79%-owned subsidiary, Victoria Creations, Inc., and its retirees. The discontinuances resulted in non-cash gains of $10.7 million and $4.0 million, respectively, from the reduction of the Company's liability for postretirement benefits other than pension. The discontinuances will reduce the Company's ongoing cash expenses by more than $1.3 million a year.
                                    11

NOTE E - INCOME TAXES

The provisions for income taxes for the three and nine months ended
March 31, 1996 and 1995 varied from the expected relationship to earnings
(loss) before income taxes since the losses before income taxes did not result in income tax benefits and the Company had net operating loss carryforwards to offset the earnings. The amounts shown as provisions for income taxes are for state and local income taxes.

NOTE F - DIVIDENDS APPLICABLE TO PREFERRED STOCK

The Company has not declared nor paid any cash dividends on its 10% Cumulative Preferred Stock in order to retain its available cash for use in its operations. For financial statement purposes, cumulative preferred dividends are deducted from the results of operations in determining earnings applicable to common shares whether or not such dividends are declared or paid.

NOTE G - LONG-TERM DEBT

Long-term debt subject to compromise at March 31, 1996 (such debt was not subject to compromise at June 30, 1995) consists of the following:
                                                         (000 omitted)
                                                      ------------------
                                                      March 31  June 30
                                                        1996      1995
                                                      --------  --------
  3 1/2% Senior Subordinated Secured Debentures
   due 2009 (net of unamortized discount of
   $46,211,000 at March 31, 1996 and
   $46,908,000 at June 30, 1995)....................    22,931    22,234
  5% Subordinated Notes due 2019:
   Issued to former senior lender...................    30,000    30,000
   Issued in settlement of lawsuit (net of
    unamortized discount of $20,852,000 at
    March 31, 1996 and $20,947,000 at
    June 30, 1995)..................................     1,148     1,053
  Other.............................................     1,614
                                                      --------  --------
          Total Long-Term Debt subject to compromise  $ 55,693  $ 53,287
                                                      ========  ========

Secured long-term debt consists of the following:
                                                         (000 omitted)
                                                      ------------------
                                                      MARCH 31  June 30
                                                        1996      1995
                                                      --------  --------
  Secured term loans - see below....................  $ 11,876  $ 12,000
  Revolving loans - see below.......................    15,223    15,784
                                                      --------  --------
                                                      $ 27,099  $ 27,784
                                                      ========  ========
The term loans and revolving loan are secured by substantially all of the Company's assets.

Effective July 31, 1995, the Company and its 79%-owned subsidiary, Victoria Creations, Inc. ("Victoria"), each renegotiated its borrowing arrangements with its current lender. Under the terms of the amended agreements, the Company's borrowings under the revolving and term loans with the lender were converted to a term loan. This term loan will be repayable from a portion of the proceeds of sales of the Company's assets, primarily real property. The term loan matures July 31, 2000 and bears interest at the rate of 12% a year.

The arrangements for Victoria consist of a term loan ($4,520,000 at March 31, 1996) payable $60,000 a month with the balance due June 15, 2000 and a revolving loan, based on Victoria's eligible accounts receivable and inventories, having a term ending June 15, 1998. These loans bear interest at prime rate plus 3 1/2%, or currently 11 3/4% a year.

NOTE H - SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplemental information regarding certain balance sheet captions is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                      March 31   June 30
                                                        1996      1995
                                                      --------  --------
Inventories:
 Raw materials......................................  $  5,067  $  5,120
 Work in process....................................       659       484
 Finished goods.....................................    11,666    10,826
                                                      --------  --------
                                                      $ 17,392  $ 16,430
                                                      ========  ========

Property, plant and equipment:
 Land and buildings.................................  $  1,931  $  3,596
 Machinery, equipment and other.....................     5,306     8,969
                                                      --------  --------
                                                      $  7,237  $ 12,565
Less accumulated depreciation and amortization......     5,440     7,924
                                                      --------  --------
                   Net Property, Plant and Equipment  $  1,797  $  4,641
                                                      ========  ========

Other assets and deferred charges:
 Interest receivable - sale of stock................. $  1,982  $  1,873
 Assets held for sale................................    1,669     3,260
 Deferred royalty expenses...........................      272       350
 Deposits............................................      180       291
 Other...............................................      479       735
                                                      --------  --------
                                                      $  4,582  $  6,509
                                                      ========  ========

                                                        (000 omitted)
                                                      ------------------
                                                      March 31   June 30
                                                        1996      1995
                                                      --------  --------
Accrued expenses and sundry liabilities:
 Accrued pension liability........................... $      0  $  5,116
 Accrued workers compensation........................        0     1,095
 Accrued interest....................................        0     1,210
 Accrued compensation expenses.......................      960     1,428
 Accrued taxes other than payroll....................      439       735
 Postretirement benefits other than pension..........        0     1,370
 Other...............................................      773     1,514
                                                      --------  --------
                                                      $  2,172  $ 12,468
                                                      ========  ========

Other long-term liabilities:
 Postretirement benefits other than pension.......... $      0 $  13,355
 Deferred shutdown costs.............................    1,519     3,732
 Accrued workers compensation........................    1,094         0
 Accrued pension liability...........................        0       794
                                                      --------  --------
                                                      $  2,613  $ 17,881
                                                      ========  ========

NOTE I - LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits. It is not expected that these suits will result in judgements which in the aggregate would have a material adverse effect on the Company's financial position.

NOTE J - NEGOTIATIONS REGARDING SALE OF SUBSIDIARY'S ASSETS

Under order of the Bankruptcy Court, the Company's 79%-owned subsidiary is negotiating to sell most of its assets, subject to certain liabilities, as a "going concern". At present, two interested parties are reviewing and examining the subsidiary's assets, liabilities, operations and books and records. Certain other parties have requested preliminary information which the subsidiary has supplied.

                 UNITED MERCHANTS AND MANUFACTURERS, INC.
                             AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 2.  Changes in Securities

         Information required under this item is contained in Part I, Note G of Notes to Consolidated Financial Statements, which is incorporated herein by reference.


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


                                  UNITED MERCHANTS AND MANUFACTURERS, INC.
                                              (Registrant)



Date:   May 22, 1996              By     /s/  Norman R. Forson
                                              Norman R. Forson
                                          Senior Vice President and
                                            Corporate Comptroller

         UNITED MERCHANTS AND MANUFACTURERS, INC. AND SUBSIDIARIES

                                 FORM 10-Q


                             INDEX TO EXHIBIT


The following exhibit is being filed herewith:

Exhibit No.

    (27) Financial Data Schedule as of and for the quarter ended March 31, 1996 is filed herewith.